Form 10QSB
period 1999-07-31
KIDSTOYSPLUS COM INC
filed 1999-10-08
CIK 1084551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                  July 31, 1999


                         Commission File Number: 0-26439


                             KidsToysPlus.com, Inc.
             (Exact name of registrant as specified in its charter)


        Nevada,                                                98-0203927
(Place of Incorporation)                               (IRS Employer ID Number)



           1000-355 Barrard Street Vancouver, British Columbia V6C 2G8
              (Address of registrant's principal executive office)

                                 (604) 682-4755
                         (Registrant's telephone number)




Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X    No ___


         Number of Shares of Common Stock, $0.001 Par Value Outstanding
                        at September 30, 1999 9,968,084

                             KIDSTOYSPLUS.COM, INC.
                              For the Quarter Ended
                                  July 31, 1999
                              INDEX TO FORM 10-QSB


                                                                                                      Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Balance Sheets:
         - July 31, 1999 and April 30, 1999..............................................................4

         Statements of Operations:
         - For the Three Months Ended July 31, 1999 and
           Period February 4, 1999 to July 31, 1999......................................................5

         Statement of Changes in Stockholders' Equity
         - July 31, 1999.................................................................................6

         Statements of Cash Flow:
          - For the Three Months Ended July 31, 1999 and
           Period February 4, 1999 to July 31, 1999......................................................7

Notes to Financial Statements ...........................................................................8

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................................................15

PART II - OTHER INFORMATION.............................................................................20

ITEM 1.     LEGAL PROCEEDINGS...........................................................................20

ITEM 2.     CHANGES IN SECURITIES.......................................................................20

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.............................................................21

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS...........................................21

ITEM 5.     OTHER INFORMATION...........................................................................21

ITEM 6.     EXHIBITS AND REPORTS ON FROM 8-K............................................................22


ITEM 1. FINANCIAL STATEMENTS:


                             KIDSTOYSPLUS.COM, INC.
                         (A Development Stage Company)


                              FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)


                                 JULY 31, 1999

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited - Prepared by Management)
================================================================================

                                                                                                    (Audited)
                                                                                     July 31,       April 30,
                                                                                         1999            1999
--------------------------------------------------------------------------------------------------------------
ASSETS

Current
    Cash and cash equivalents                                                    $    187,686     $   221,924
    Prepaid expenses                                                                   10,000           8,312
                                                                                -----------------------------
                                                                                 $    197,686     $   230,236
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Accounts payable and accrued liabilities                                     $     22,278     $     2,000
    Due to related party                                                                    -           1,100
                                                                                -----------------------------
                                                                                       22,278           3,100
                                                                                -----------------------------

Stockholders' equity
    Capital stock (Note 5)
       Authorized
        25,000,000  Common shares with a par value of $0.001
       Issued
        9,968,084  Common shares                                                        9,968           9,968
    Additional paid-in capital                                                        239,274         239,274
    Stock subscriptions receivable (Note 7)                                            (5,500)         (5,500)
    Deficit, accumulated during the development stage                                 (68,334)        (16,606)
                                                                                -----------------------------
                                                                                      175,408         227,136

                                                                                 $    197,686     $   230,236
==============================================================================================================

History and organization of the Company (Note 1)

On behalf of the Board:



                            Director                                    Director
----------------------------          ----------------------------------




   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited - Prepared by Management)
================================================================================


                                                                                Three Months      February 4,
                                                                                    July 31,          1999 to
                                                                                        1999    July 31, 1999
-------------------------------------------------------------------------------------------------------------

INTEREST INCOME                                                                 $      1,951     $     2,506
                                                                                ----------------------------

EXPENSES
    Consulting fees                                                                   30,177          36,277
    Legal and accounting                                                              15,136          19,060
    Management fees                                                                        -           2,800
     Meals and entertainment                                                             714             714
    Office and miscellaneous                                                           2,561           5,631
     Printing                                                                          2,128           2,128
    Rent                                                                                   -             500
     Telephone                                                                           544           1,311
    Travel and related                                                                 2,399           2,399
                                                                                ----------------------------
                                                                                      53,679          70,840
                                                                                ----------------------------

Loss for the period                                                             $    (51,728)    $   (68,334)
==============================================================================================================

Loss per share                                                                  $      (0.01)    $     (0.01)
==============================================================================================================

Weighted average shares outstanding                                                9,968,084       7,455,201
==============================================================================================================








   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited - Prepared by Management)

================================================================================


                                                                                                    Deficit,
                                 Common Shares Issued                                  Stock     Accumulated
                            -------------------------------        Additional           Sub-      During the
                                                                      Paid in     scriptions     Development
                                    Number          Amount            Capital     Receivable           Stage           Total
-----------------------------------------------------------------------------------------------------------------------------
Balance, February 4,
  1999                                   -       $       -          $       -      $       -     $         -       $       -

Shares issued for cash
    at $0.001 per share            100,000             100                  -              -               -             100

Shares subscribed for
    cash at $0.001 per
    share                        5,500,000           5,500                  -         (5,500)              -               -

Shares issued for  cash
    at $0.01 per share           3,960,000           3,960             35,640              -               -          39,600
    at $0.50 per share             408,084             408            203,634              -               -         204,042

Loss for the period                      -               -                  -              -         (68,334)        (68,334)
                                -----------     ------------       ------------   ------------   -------------    -----------

Balance, July 31,1999            9,968,084       $   9,968          $ 239,274      $  (5,500)    $   (68,334)      $ 175,408

=============================================================================================================================







   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited - Prepared by Management)
PERIOD FROM INCORPORATION ON FEBRUARY 4, 1999 TO JULY 31, 1999

================================================================================


CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                                    $     (68,334)

    Changes in other operating assets and liabilities
       Increase in prepaid expenses                                                              (10,000)
       Increase in accounts payable and accrued liabilities                                       22,278
                                                                                          --------------
                                                                                                  22,278

    Net cash used in operating activities                                                        (56,056)
                                                                                          ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Capital stock issued for cash                                                                243,742


Cash and cash equivalents, end of period                                                   $     187,686
=========================================================================================================


Cash paid during the period for interest                                                   $           -
=========================================================================================================


Cash paid during the period for income taxes                                               $           -
=========================================================================================================


Supplemental   disclosure  for  non-cash  operating,   financing  and  investing
activities (Note 9).







   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
JULY 31, 1999

================================================================================


1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was incorporated on February 4, 1999 under the laws of the state of Nevada. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

     In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the period ended April 30, 1999. The results of operations of the period from incorporation on February 4, 1999 to July 31, 1999 are not necessarily indicative of the results to be expected for the year ending January 31, 2000.

2.   GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private placement.

     --------------------------------------------------------------------------
                                                                        July 31,
                                                                          1999
     --------------------------------------------------------------------------

     Deficit accumulated during the development stage               $   (68,334)
     Working capital surplus                                            175,408
     ==========================================================================



3.   SIGNIFICANT ACCOUNTING POLICIES

     Cash and cash equivalents

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

     Revenue recognition

     Revenues from products and services are recognized at the time the goods are shipped or services provided to the customer, with an appropriate provision for returns and allowances.

     Fiscal year-end

     The fiscal year end of the Company is January 31.

     Stock-based compensation

     FASB Statement No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25,

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
JULY 31, 1999

================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

     Income taxes

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reporting comprehensive income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", is effective for years beginning after December 15, 1997. The primary objective of this statement is to report and disclose a measure ("Comprehensive Income") of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with owners. The Company does not anticipate that the statement will have significant impact on its future financial statements.

     Disclosure about segments of an enterprise and related information

     Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information", is effective for years beginning after December 15, 1997. This statement requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements other than potentially providing more financial statement disclosures.

     Employer's disclosures about pensions and other post-retirement benefits

     Statement of Financial Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," standardizes the disclosure requirements for pensions and other postretirement benefits. This statement

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
JULY 31, 1999

================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)


     requires additional information on changes in benefit obligations and fair values of plan assets. It revises prior standards and is effective for years beginning after December 15, 1997. Because the Company does not currently have any significant employee benefit plans nor intends to initiate any in the near-term, there should not be an impact on its financial statements.

     Accounting for derivative instruments and hedging activities

     In June 1998, the Financial Accounting standards Board issued Statements of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting an reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

     Reporting on costs of start-up activities

     In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

     Foreign currency translation

     The Company accounts for foreign currency transactions and translation of foreign currency financial statements under Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

     Loss per share

     Loss per share is based on the weighted average number of common shares outstanding during the period.


4.   FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and due to related party. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
JULY 31, 1999

================================================================================


5.   CAPITAL STOCK

     Common shares

     The common shares of the Company are of the same class, voting and entitle shareholders to dividends. Upon liquidation, dissolution or wind-up, shareholders are entitled to the residual business proceeds of the Company after all of its debts, obligations and liabilities are settled.

     Additional paid-in capital

     The excess of proceeds received for common shares over their par value of $0.001, less share issue costs, is credited to additional paid in capital.

     Escrow shares

     Included in issued capital stock are 3,960,000 common shares held in escrow pursuant to a pooling agreement. Under the terms of the agreement, shares will be released from escrow as follows:

          i)   25% of the shares on October 6, 1999.

          ii) the remaining shares pro-rata over nine months, starting October 6, 1999.

     Stock options

     Pursuant to Consulting Agreements effective May 1, 1999, the Company granted options to directors and employees to acquire up to 1,000,000 common shares at an exercise price of $0.10 per share and up to 1,000,000 common shares at an exercise price of $0.25 per share. The options expire the earlier of:

          i)   May 15,  2005.
          ii) thirty days after the termination of the consultant (except for death or disability).
          iii) one year after termination of the consultant due to death or disability.

     Effective May 19, 1999, the Company approved a Stock Option Plan for officers, employees and consultants of the Company. The Company has reserved 1,500,000 common shares of its unissued share capital for this plan. No options have been granted under the plan. The plan provides for vesting of options granted pro-rata over four years from the date of grant.

     The exercise price of options granted under the plan will be as follows:

          i) not less than the fair market value per common share at the date of grant.
          ii) not less than 110% of the fair market value per common share at the date of grant for options granted to shareholders owning greater than 10% of the Company.

     Options granted under the plan will expire the earlier of:

          i)   ten years from the date of grant.
          ii) five years from the date of grant for options granted to shareholders owning greater than 10% of the Company.
          iii) the termination of the officer, employee or consultants.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
JULY 31, 1999

================================================================================


5.   CAPITAL STOCK (cont'd.....)

          iv) three months after the termination of the officer, employee or consultant other than by cause, death or disability.
          v) one year after the date of termination of the officer, employee or consultant due to death or disability.



6.   STOCK-BASED COMPENSATION

     On May 1, 1999, options to acquire 1,000,000 common shares of the Company exercisable at a price of $0.10 per share and 1,000,000 common shares exercisable at $0.25 per share were granted to directors and employees of the Company. These options expire on May 15, 2005. The weighted fair value of these options was $ Nil.

     The following is a summary of the stock options during the period:


                                                                       Weighted
                                                                        Average
                                                         Number        Exercise
                                                      of shares           Price
    ----------------------------------------------------------------------------

    Granted during the period                         2,000,000     $      0.175
                                                      ---------     ------------

    Balance at July 31, 1999                          2,000,000     $      0.175
    ============================================================================


     The following is a summary of the status of options outstanding at July 31, 1999:

===========================================================================================
                 Outstanding Options                             Exercisable Options
                 -------------------                             -------------------
                 Weighted Average
                    Remaining           Exercise                                 Exercise
     Number       Contractual Life       Price                    Number           Price
-------------------------------------------------------------------------------------------

    1,000,000      5.8  years           $ 0.10                  1,000,000         $ 0.10
    1,000,000      5.8  years           $ 0.25                  1,000,000         $ 0.25

===========================================================================================

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
JULY 31, 1999

================================================================================


6.   STOCK-BASED COMPENSATION (cont'd.....)

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plan which follows the intrinsic value based method for accounting for compensation resulting from the granting of options. There was no compensation expense incurred based on options granted. Since the fair value of these options was $Nil upon granting, net loss and loss per share would not have been adjusted had compensation cost been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123. The fair value or each option granted is estimated on the grant date using the Black Scholes Model.

     The assumptions used in calculating fair value are as follows:

     ---------------------------------------------------------------------------
                                                                    July 31,
                                                                      1999

     Risk-free interest rate                                          7.0%
     Expected life of options                                       6 years
     Expected volatility                                            0.001%
     Expected dividend yield                                          0.0%
     ===========================================================================


7.   STOCK SUBSCRIPTIONS RECEIVABLE

     Pursuant to a Stock Subscription Agreement dated March 9, 1999, the Company issued 5,600,000 shares for proceeds of $5,600. As at July 31, 1999, $100 of the proceeds have been received. The remaining $5,500 is due from the president of the Company.


8.   RELATED PARTY TRANSACTION

     The Company paid $2,800 in management fees and $15,000 in consulting fees to a director of the Company and accrued $6,000 in consulting fees to a director of the Company during the period.


9. SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES

     The significant non-cash transactions for the period ended July 31, 1999 consisted of the Company issuing 5,500,000 common shares in the amount of $5,500 in exchange for a stock subscription receivable.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
JULY 31, 1999

================================================================================


10.  INCOME TAXES

     The Company's total deferred tax asset at July 31, 1999 is as follows:

     Tax benefits of net operating loss carryforward                $   25,967
     Valuation allowance                                               (25,967)
                                                                    ------------
                                                                    $        -
                                                                    ============

     The Company has a net operating loss carryforward of approximately $68,334. The valuation allowance increased to $25,967 for the period ended July 31, 1999 since the realization of the operating loss carryforwards are doubtful. It is reasonably possible that the Company's estimate of the valuation allowance will change. The operating loss carryforwards will expire in the 2006 fiscal year.


12.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may incorrectly recognize the year 2000 as some other date, resulting in errors. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000 and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Except for disclosures that report the Company's historical results, the statements set forth in this section contain forward-looking statements. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act).

Actual results could differ materially form those projected in forward-looking statements. Additional information and factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in this Form 10-QSB, and in the section entitled "Risk Factors" in the Company's Form 10-SB on file with the Securities and Exchange Commission. The Company desires to take advantage of certain provisions in the Private Securities Litigation Reform Act of 1995, that provided a safe harbor for forward-looking statements made by or on behalf of the Company. The Company hereby cautions stockholders, prospective investors in the Company, and other readers to not place undue reliance on these forward-looking statements, which can only address known events as of the date of this report.


General Overview

Kidstoysplus.com Inc. was organized and incorporated under the laws of the State of Nevada on February 04, 1999 and has not commenced operations of its business. Kidstoysplus.com was organized to develop and operate a retail web site on the Internet specializing in marketing children's products that will initially include children's toys, collectable toy items and hobby related products. In the future, we may offer books, music, story line CD's, audio-tapes, movies, video games and educational products on our web site. We believe that by combining expertise in children's products, Internet web site development and marketing and a commitment to excellent customer service through Internet retailing, we will be able to deliver a unique shopping experience to consumers.

The following discussion and analysis explains our results of operations for the three month interim period from April 30, 1999 to July 31, 1999, our financial condition and our plan of operation for the next twelve months. You should review our discussion and analysis of financial condition and our plan of operation in conjunction with our audited financial statements and the related notes, as well as statements detailed in the Company's Securities and Exchange Commission filings.


Results of Operations

     Fiscal Quarter Ended July 31, 1999

We were incorporated on February 4, 1999 and had no results of operations prior to that date.

Revenues. We anticipate we will not commence our operations until the fiscal quarter ending January 31, 2000. We generated no revenues from operations during the fiscal quarter ended July 31, 1999. We had interest income in the amount of $1951.

Expenses. We incurred expenses of $53,679 related primarily to developing our web site technologies and implementing our business plan, including $30,177 in consulting fees paid to Reticular Consulting for development of our web site technologies and to Albert R. Timcke, our President. We paid legal and accounting fees of $15,136 related to the audit of our financial statements for the period from our inception in February 4, 1999 to April 30, 1999 and the preparation of our Form 10-SB filed with the Securities and Exchange Commission. We incurred other expenses of $8,346, including office expenses of $2,561, travel expenses of $2,399 printing expenses of $2,128 and miscellaneous expenses of $1,258. We anticipate our operating and administrative expenses will increase as we develop our Kidstoysplus.com Website and begin marketing our business.

Net Loss.  We had a loss of $51,728 for the fiscal period ended July 31, 1999.

Plan of Operation

We anticipate we will have no sales until at least November 1999. We anticipate our operating activities during the next few months will focus primarily on:

(i) establishing strategic relationships with technology developers and consultants, fulfillment vendors, toy manufacturers, merchandisers and distributors;

(ii) development of the necessary computer infrastructure and systems required to operate and develop the Kidstoysplus.com Website;

(iii)     staffing and equipping our distribution facility;

(iv)      securing a server for the Kidstoysplus.com Website;

(v) installing internal system hardware and software for our distribution and customer service facilities;

(vi)      installing and equipping our customer service operations office;

(vii)     installing communications support systems;

(viii)    developing and establishing an inventory management system;

(ix)      developing operating and management procedures and policies;

(x) testing Kidstoysplus internal operating, distribution and customer service systems;

(xi)      testing our web site software;

(xii)     developing or licensing content for the Kidstoysplus.com Website;

(xiii)    promoting the initial launch of our web site;

(xiv)     finalizing the Kidstoysplus virtual store concept; and

(xv)      hiring and training customer service and distribution personnel.


After the initial test launch of our web site, we intend to focus on (i) debugging its systems; (ii) recruiting and training additional qualified operational and sales personnel; (iii) intensifying promotional efforts for the Kidstoysplus.com Website and brand name; (iv) building market awareness and attracting customers to the Kidstoysplus.com Website; (v) refining our distribution and fulfillment operations strategy; (vi) actively marketing merchandise through our Kidstoysplus.com Website; (vii) expanding the product line and mix of products available on the Kidstoysplus.com Website; (viii) developing strategic relationships with additional fulfillment vendors; (ix) expanding the content on the Kidstoysplus.com Website to appeal to our target markets; and (x) developing functional cross marketing programs and marketing information systems for our client base.

Capital Requirements

We anticipate that our capital requirements to implement our business plan and to meet our financial obligations for the fiscal year ending January 31, 2000, and the next two fiscal quarters ending July 31, 2000 will be as follows:

                                                                              PERIOD
                                                                              ------

                                                                       Fiscal Quarter Ended
                                                                       --------------------

                 DESCRIPTION                   October 31, 1999   January 31, 2000   April 30, 2000  July 31, 2000
                                              ------------------  -----------------  --------------- ---------------
Company set-up and legal exp.                       $30,000           $20,000

Office and administration                           $25,000           $30,000            $40,000           $40,000

Web site design and posting                        $100,000

Web maintenance and software upgrades                                 $75,000            $30,000           $30,000

Establish warehouse and office facilities           $25,000           $20,000            $20,000           $20,000

Company marketing expense                                            $100,000           $100,000          $300,000

Selective product inventory for                                      $100,000           $200,000          $600,000
Christmas 1999 - Beginning Inv. 2000

Working capital                                     $25,000          $100,000           $100,000          $100,000

Totals                                             $205,000          $445,000           $490,000        $1,090,000



Liquidity and Capital Resources

As of July 31, 1999, we had working capital of $175,408. We had cash or cash equivalents of $187,686 and prepaid expenses in the amount of $10,000. We had accounts payable and accrued liabilities in the amount of $22,278.

We anticipate that our working capital is sufficient to satisfy our cash requirements only through our fiscal quarter ending January 31, 2000. We anticipate we will be required to raise additional financing in the amount of approximately $2,100,000 during the next four fiscal quarters ending July 31, 2000 to implement our business plan and to meet our anticipated cash requirements. We anticipate that we will begin efforts to raise additional capital through the private placement of equity and/or debt during the fiscal quarters ending January 31, 2000 and April 30, 2000. We are in the process of commencing a private placements of our common stock to raise up to $2.5 million at $1.25 per share. We cannot assure you we will successfully complete such private placement in a timely manner, if at all.

The foregoing estimated capital requirements are only estimates and can change for many different reasons, some of which are beyond our control. We are a development stage company and are the process of designing our Kidstoysplus.com Website design and establishing a warehouse facility. The cost for procuring a test inventory for the 1999 Christmas season will be dependant on our ability to purchase such inventory on acceptable terms and our ability to enter into arrangements with fulfillment vendors. We may seek a credit facility and/or manufacturer/distributor financing to secure adequate inventory. We currently have no arrangements for such procurement or for financing to acquire our initial inventory, and there can be no assurance that we will successful acquire a product line or financing on terms acceptable to us, if at all.

Product Research and Development

We have recently engaged Retricular Consulting of Victoria, British Columbia to develop our Kidstoysplus.com Website and anticipate that we will begin testing our Kidstoysplus.com Website in the fiscal quarter ending January 31, 2000. Under the terms of our agreement, we agreed to pay Retricular a consulting fee of $3,000 per month for the initial planning stage of the development of our Kidstoysplus.com Website. We anticipate we will enter into a definitive
development   agreement  in

October 1999 with Retricular to complete the development of our web site, and we will need to spend approximately $35,000 - $50,000 to complete development and successfully launch our web site into commercial use. We also anticipate we will spend approximately $75,000 - $100,000 to develop the technology related to our customer service and support systems, inventory control systems, distribution and logistical facilitation systems, accounting systems and other internal control systems.

The cost for developing technology is expensive and the process will require testing and refinement. Our commercial success will depend on our ability to attract visitors and shoppers to our Kidstoysplus.com Website. This will require us to develop and use increasingly sophisticated technologies to generate, sustain and maintain user interest and satisfaction. See "Note Regarding Forward Looking Statements."

We are in the processing of developing the technologies, software and systems for the Kidstoysplus.com Website and we have not entered into any agreements or arrangements for the development of the technologies related to our internal control and distribution systems. We anticipate that our technologies will not be ready for testing until at least November 1999. There can be no assurance that we will successfully develop and test the technologies related to Kidstoysplus.com Website or contemplated in our business plan on a timely basis, if at all. Our inability to obtain additional financing or to develop the Kidstoysplus.com Website and the support services prior to the end of 1999 would have a materially adverse effect on our business and results of operations.

Acquisition of Plant and Equipment for Our Distribution Center and Customer Service Center

We leased a distribution and warehouse and a corporate office/customer service facility in Courtenay on Vancouver Island, British Columbia. Our distribution facility is approximately 7,200 square feet, including office, warehouse and delivery space for our distribution operations. Our corporate office/customer service facility is approximately 3,200 square feet. We anticipate that the cost of acquiring, finishing, furnishing and equipping our facilities will be approximately $60,000 during the next twelve months. The rent for our distribution facility is approximately $1,100 per month and the rent for our corporate office/customer service facility is approximately $700 per month.

We also intend to acquire computer systems and to develop system software to support our distribution and warehouse and customer service facility. We anticipate that the cost of such equipment and systems will be approximately $15,000 - $20,000 during the next twelve months.

Consultants and Employees

As of July 31, 1999, we engaged 3 consultants to assist us in product research and development and marketing functions on a part- and full-time basis. We intend to engage additional consultants to develop our internal operating and information systems.

We have hired one employee to manage our distribution facility, and in addition, we anticipate that we will hire 4 employees during 1999 to provide 1-800 consumer support services, 1 to providing marketing and sales support, 2 to staff our distribution warehouse, 1 information systems employee and 2 administration employees.

The Company's success will depend in large part on our ability to attract and retain skilled and experienced employees. The Company does not anticipate any of our employees will be covered by a collective bargaining agreement. The Company does not currently have any key man life insurance on any of our directors or executive officers.

We have not entered into any agreements or arrangements with respect to product inventory, internal systems development, server systems, human resource, credit facilities and other related needs. There can be no assurance that we will be able to enter such agreements or arrangements on acceptable terms, if at all. There can also be no assurance that we will be able to develop our Kidstoysplus.com Website and our distribution systems in a timely manner, if at all, or that the Company's projected costs and timing of such development will be accurate. Any material delay in entering into arrangements or developing our Kidstoysplus.com Website or distribution systems will have a material adverse effect on the Company's business and results of operations.

Year 2000 Compliance

The Year 2000 Issue arises with the change in century and the potential inability of information systems to correctly "rollover" dates to the new century. To save on computer storage space, many systems were programmed with a two-digit century (i.e. December 31, 1999 would appear as 12/31/99) assuming that all years would be part of the 20th century. On January 1, 2000, systems with this programming will default to 01/01/1900 instead of 01/01/2000, and calculations using or reporting the date will not be correct and errors will arise (the "Year 2000 Issue"). To prevent this from occurring, information systems need to be updated to ensure they recognize dates during and after the year 2000.

The potential exists that we and each of our subsidiaries are exposed to a risk that certain aspects of their businesses will fail or suffer impairment as a result of internally operated or externally contracted hardware or software systems and services not being able to correctly "rollover" dates to the new century. The risk stems from our reliance on certain hardware, software and services to carry out the daily operation of our proposed businesses. The exposure may result from, amongst other things, the use of computers, general software and servers for office purposes and data storage; connections to and use of the services of Internet Service Providers and telephone companies for office purposes.

We have only been developing our business during the last 6 months. We have recently engaged Reticular Consulting to develop the technologies related to our business and to outline the systems requirements of our Kidstoysplus.com Website and our internal systems requirements for our order processing operations. We anticipate that all of our computer and software systems including office hardware, administrative general software, custom developed special purpose software, servers and services of Internet Service Providers will be year 2000 compliant. We intend to back up all of our financial data and company records on year 2000 compliant systems and do not anticipate any substantial disruption of our internal operating systems as a result of the Year 2000 Issue.

We also depend on the year 2000 compliance of the computer systems of our third party vendors, financial service providers and Internet Service Providers that make the Internet functional. We cannot assure you that their systems are or will be year 2000 compliant, and we are unable to assess the magnitude of the risks such failures may have on our business. We are requesting information related to the status of year 2000 compliance from potential third party providers of inventory and services to the company and will only enter into arrangements with third party vendors that affirmatively represent to us that their systems are year 2000 compliant. However, we have not undertaken any other measures to assure year 2000 compliance of our third party vendors and we cannot assure you that such vendor systems will not experience disruptions as a result of the Year 2000 Issue. Although we are relying primarily on systems developed with current technology and on systems designed to be year 2000 compliant, we may have to replace, upgrade or reprogram certain systems to ensure that all interfacing technology will be year 2000 compliant when running jointly.

In the event that we incur expenses associated with resolving year 2000 compliance issues, we intend to expense the operating costs as they are incurred and capitalize the capital costs as they are incurred. However, our purchases of hardware and general and specific purpose software will be relatively recent, and the more expensive hardware and general and specific software items that we intend to purchase are generally covered under warranties that will extend over the rollover period to January 1, 2000. As a result, we do not expect to incur any major operating or capital expenditures that would have a material impact on our financial condition or results of operations.

We do not currently anticipate any disruption in our operations as the result of the Year 2000 Issue. Any failure of our material systems, our vendors' material systems or the Internet to be year 2000 compliant may have a material adverse effect on our business and results of operations.

In the worst case scenario, the systems of our third-party vendors and the Internet will fail as a result of year 2000. If such worst case scenario occurs, we anticipate we will offer our inventory though traditional physical channels and a retail location established at one distribution center until systems are re-established for the Internet. Such a material failure would have a material adverse effect on our business.

In order to protect against the possibility of any material disruption in our or our subsidiaries' operations as the result of the Year 2000 Issue we have taken the following precautions:

- developed, initiated and maintained procedures that ensure that the information stored on the office computer hard drives are backed up on a regular basis and stored safely;

- copies of the source code for the special purpose software are maintained in secure offsite locations by the developers of the software; and

- implemented a policy of acquiring name brand hardware and retained experienced consultants upon whose warranties we believe that we can rely.

Inflation

Our results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on our operations in the future.


PART II - OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

               None

     ITEM 2.   CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

On March 9, 1999, we issued 5,600,000 shares of our common stock to our founders: 5,500,000 shares to Albert R. Timcke for which a cash receivable is due and 100,000 shares to Brian C. Doutaz for cash. The shares were issued in connection with the organization of our corporation at a price of $0.001 per share pursuant. The aggregate offering price was $5,600. The offering was not underwritten. The shares were issued in reliance on an exemption from registration pursuant to Regulation S promulgated under the Securities Act. No fees or commissions were paid in connection with the transactions.

On April 5, 1999, we issued for cash 3,960,000 shares of our common stock at a price of $0.01 per share to 16 investors who agreed to pool their shares pursuant to a pooling agreement. The shares were issued pursuant to an exemption from registration under Rule 504 of Regulation D of the Securities Act to the following investors: B.H. Holdings (Bermuda) Ltd.; Ridgeback Developments (Bermuda) Ltd.; Old Head Financial Corp.; Tullamore Investments Ltd.; Cannon Bridge Ventures Partners Ltd.; Valda Antonius; Niele Jiwan; New Coast Capital Group; Tony Chan; Daniel Siu; Peter Chu; Jasson Aisenstat; S.D. Paquin; Leo Wong; Harley Mayers; and Gus C. Wahlroth. We issued these shares in connection with the initial seed capital investment. The aggregate offering price was $39,600. The offering was not underwritten. This sale was exempt from registration in reliance upon Rule 504 under Regulation D promulgated under the Securities Act. The aggregate offering price did not exceed $1,000,000, and the offering was otherwise in compliance with Rules 501 and 502 promulgated under the Securities Act.

On April 6, 1999, we issued for cash 408,084 shares of our common stock at a price of $0.50 per share for proceeds to the company of $204,042. The shares were issued to following investors: Kerris Edge; Henry Louie; Cory Parisien; Erin Gibault; Marlon DeCaire; Rod Zyda; Strato Malamas; John Moffat; Steven Doherty; David Doherty; Randy Doherty; Shafique Shivji; Terry Sklavenitis; Ivest Capital Corp; Garry Henry; Paul B. Marley; 338888 B.C. Ltd.; Ray Urquhart; David Watt; Ian Jackson; Bruce Newsome; Murray Borry; Eric Eastick; Leonard R. Danard; Rob Yates; Andrew Yates; Victor Ventures Ltd.; Paul Pigeon; Niele Jiwan; Kenneth
G. MacPherson; Robert J. Ginnetti; Michael Fedyna; Glenn Fedyna; Peter Andrew Allard; Dale Knight; Richard Drayton; Ruth Townsend; Georgie Sideris; Paul Guterres; and Contech Construction Ltd. The offering was not underwritten. This sale was exempt from registration in reliance upon Rule 504 under Regulation D promulgated under the Securities Act. The aggregate offering price did not exceed $1,000,000, and the offering was otherwise in compliance with Rules 501 and 502 promulgated under the Securities Act.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               None

     ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

               None

     ITEM 5.   OTHER INFORMATION

               None

     ITEM 6.   EXHIBITS AND REPORTS ON FROM 8-K

               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


KIDSTOYSPLUS.COM, INC.
----------------------
(Registrant)



Date: October 7, 1999


/s/ Albert R. Timcke
---------------------------------
Albert R. Timcke,
Chairman of the Board of Directors, President
(principal executive officer and director)

Date: October 7, 1999

/s/ Brian C. Doutaz
---------------------------------
Brian C. Doutaz,
Treasurer (principal accounting officer)