Form 10QSB/A
period 1999-07-31
KIDSTOYSPLUS COM INC
filed 1999-10-26
CIK 1084551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                 Amendment No. 1

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                  July 31, 1999


                         Commission File Number: 0-26439


                             KidsToysPlus.com, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Nevada,                                                98-0203927
------------------------                               ------------------------
(Place of Incorporation)                               (IRS Employer ID Number)



           1000-355 Barrard Street Vancouver, British Columbia V6C 2G8
           -----------------------------------------------------------
              (Address of registrant's principal executive office)


                               (250) 877-566-1212
                         -------------------------------
                         (Registrant's telephone number)



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


                                                                                                      Page
                                                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Balance Sheets:
         - July 31, 1999 and April 30, 1999..............................................................1

         Statements of Operations:
         - For the Three Months Ended July 31, 1999 and
           Period February 4, 1999 to July 31, 1999......................................................2

         Statement of Changes in Stockholders' Equity
         - July 31, 1999.................................................................................3

         Statements of Cash Flow:
          - For the Three Months Ended July 31, 1999 and
           Period February 4, 1999 to July 31, 1999......................................................4

Notes to Financial Statements ...........................................................................5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................................................12

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.............................................................................17

ITEM 2.   CHANGES IN SECURITIES.........................................................................17

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES...............................................................17

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.............................................17

ITEM 5.   OTHER INFORMATION.............................................................................17

ITEM 6.   EXHIBITS AND REPORTS ON FROM 8-K..............................................................17


ITEM 1. FINANCIAL STATEMENTS:

                             KIDSTOYSPLUS.COM, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)
                            (Expressed in US dollars)

                                  JULY 31, 1999

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
BALANCE SHEET
(Expressed in US dollars)
(Unaudited - Prepared by Management)
================================================================================



                                                                                                     (Audited)
                                                                                      July 31,       April 30,
                                                                                          1999            1999
---------------------------------------------------------------------------------------------------------------
ASSETS

Current
    Cash and cash equivalents                                                    $     187,686  $      221,924
    Prepaid expenses                                                                    10,000           8,312
                                                                                 -----------------------------
                                                                                 $     197,686  $      230,236
===============================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Accounts payable and accrued liabilities                                     $      22,278  $        2,000
    Due to related party                                                                   -             1,100
                                                                                 -----------------------------
                                                                                        22,278           3,100
                                                                                 -----------------------------
Stockholders' equity Capital stock (Note 5)
       Authorized
            25,000,000  Common shares with a par value of $0.001
       Issued
             9,968,084  Common shares                                                    9,968           9,968
    Additional paid-in capital                                                         239,274         239,274
    Stock subscriptions receivable (Note 7)                                             (5,500)         (5,500)
    Deficit, accumulated during the development stage                                  (68,334)        (16,606)
                                                                                 -----------------------------
                                                                                       175,408         227,136

                                                                                 $     197,686  $      230,236
===============================================================================================================



History and organization of the Company (Note 1)

On behalf of the Board:



                             Director                                   Director
-----------------------------          ---------------------------------




   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Expressed in US dollars)
(Unaudited - Prepared by Management)
================================================================================



                                                                                   Three Month      Period from
                                                                                        Period      February 4,
                                                                                         Ended          1999 to
                                                                                 July 31, 1999    July 31, 1999
  --------------------------------------------------------------------------------------------- ----------------
  INTEREST INCOME                                                               $        1,951    $       2,506
                                                                                --------------    --------------

  EXPENSES
      Consulting fees                                                                   30,177           36,277
      Legal and accounting                                                              15,136           19,060
      Management fees                                                                        -            2,800
      Meals and entertainment                                                              714              714
      Office and miscellaneous                                                           2,561            5,631
      Printing                                                                           2,128            2,128
      Rent                                                                                   -              500
      Telephone                                                                            544            1,311
      Travel and related                                                                 2,399            2,399
                                                                                --------------    --------------
                                                                                        53,679           70,840
                                                                                --------------    --------------

  Loss for the period                                                           $      (51,728)   $     (68,334)
  =============================================================================================   ================

  Basic and fully diluted loss per share                                        $        (0.01)   $       (0.01)
  =============================================================================================   ================

  Weighted average shares outstanding                                                9,968,084        7,455,201
  =============================================================================================   ================





   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Expressed in US dollars)
(Unaudited - Prepared by Management)
================================================================================


============================================================================================================================
                                                                                                    Deficit,
                                 Common Shares Issued                                  Stock     Accumulated
                            ------------------------------         Additional           Sub-      During the
                                                                      Paid in     scriptions     Development
                                   Number            Amount           Capital     Receivable           Stage           Total
----------------------------------------------------------------------------------------------------------------------------
Balance, February 4,
  1999                                  -      $         -        $         -      $       -      $       -       $        -

Shares issued for cash
    at $0.001 per share           100,000              100                  -              -              -              100

Shares subscribed for
    cash at $0.001 per
    share                       5,500,000            5,500                  -         (5,500)             -                -

Shares issued for  cash
    at $0.01 per share          3,960,000            3,960             35,640              -              -           39,600
    at $0.50 per share            408,084              408            203,634              -              -          204,042

Loss for the period                     -                -                  -              -        (68,334)         (68,334)
                            --------------  --------------     --------------  -------------  --------------  --------------

Balance, July 31,1999           9,968,084      $     9,968        $   239,274      $  (5,500)     $ (68,334)      $  175,408

============================================================================================================================




   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Expressed in US dollars)
(Unaudited - Prepared by Management)
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

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited - Prepared by Management)
JULY 31, 1999
================================================================================


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

     ---------------------------------------------------------------------------
                                                                       July 31,
                                                                           1999
     ---------------------------------------------------------------------------
     Deficit accumulated during the development stage               $   (68,334)
     Working capital surplus                                            175,408
     ===========================================================================


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

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited - Prepared by Management)
JULY 31, 1999
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     Stock-based compensation

     FASB Statement No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

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

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited - Prepared by Management)
JULY 31, 1999
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     Employer's disclosures about pensions and other post-retirement benefits

     Statement of Financial Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," standardizes the disclosure requirements for pensions and other postretirement benefits. This statement requires additional information on changes in benefit obligations and fair values of plan assets. It revises prior standards and is effective for years beginning after December 15, 1997. Because the Company does not currently have any significant employee benefit plans nor intends to initiate any in the near-term, there should not be an impact on its financial statements.

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

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited - Prepared by Management)
JULY 31, 1999
================================================================================


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

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited - Prepared by Management)
JULY 31, 1999
================================================================================


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

     The following is a summary of the stock options during the period:

     --------------------------------------------------------------------------
                                                                       Weighted
                                                                        Average
                                                     Number            Exercise
                                                   of shares              Price
     --------------------------------------------------------------------------
     Granted during the period                     2,000,000         $    0.175
                                                   ---------         -----------

     Balance at July 31, 1999                      2,000,000         $   0.175
     ==========================================================================


     The following is a summary of the status of options outstanding at July 31, 1999:

=============================================================================================================
                         Outstanding  Options                                      Exercisable Options
                         --------------------                                      -------------------

                            Weighted Average
                                Remaining              Exercise                                Exercise
          Number            Contractual Life            Price                Number              Price
-------------------------------------------------------------------------------------------------------------
         1,000,000               5.8 years             $  0.10              1,000,000          $ 0.10
=============================================================================================================
         1,000,000               5.8 years             $  0.25              1,000,000          $ 0.25


KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited - Prepared by Management)
JULY 31, 1999
================================================================================


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

     The assumptions used in calculating fair value are as follows:

     ======================================================================
                                                                July 31,
                                                                   1999
     ----------------------------------------------------------------------

     Risk-free interest rate                                       7.0 %
     Expected life of options                                    6 years
     Expected volatility                                          0.001 %
     Expected dividend yield                                        0.0 %
     ======================================================================


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

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited - Prepared by Management)
JULY 31, 1999
================================================================================


10.  INCOME TAXES

     The Company's total deferred tax asset at July 31, 1999 is as follows:


     Tax benefits of net operating loss carryforward             $       25,967
     Valuation allowance                                                (25,967)
                                                                 --------------
                                                                 $           -
                                                                 ==============


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

Revenues. We anticipate we will not commence our operations until the fiscal quarter ending January 31, 2000. We generated no revenues from operations the fiscal quarter ended July 31, 1999. We had interest income in the amount of $1951.

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

Capital Requirements

We anticipate it will need the following financing to implement our business plan and to meet our financial obligations through our fiscal year ending January 31, 2000, and our next two fiscal quarters ending July 31, 2000.

                                                                              PERIOD
                                                                              ------
                                                                       Fiscal Quarter Ended
                                                                       --------------------
                                                 October 31,         January 31,         April 30,          July 31,
DESCRIPTION                                         1999                2000               2000               2000
-----------                                      ----------          -----------        ----------         ----------
Company set-up and legal exp.                    $  30,000           $  20,000

Office and administration                        $  25,000           $  30,000          $  40,000          $   40,000

Web site design and posting                      $ 100,000

Web maintenance and software upgrades                                $  75,000          $  30,000          $   30,000

Establish warehouse and office facilities        $  25,000           $  20,000          $  20,000          $   20,000

Company marketing expense - begin                                    $ 100,000          $ 100,000          $  300,000

Selective product inventory for                                      $ 100,000          $ 200,000          $  600,000
Christmas 1999 - Beginning Inv. 2000

Working capital                                  $  25,000           $ 100,000          $ 100,000          $  100,000

Totals                                           $ 205,000           $ 445,000          $ 490,000          $1,090,000


Liquidity and Capital Resources

As of July 31, 1999, we had working capital of $175,408. We had cash or cash equivalents of $187,686 and prepaid expenses in the amount of $10,000. We had accounts payable and accrued liabilities in the amount of $22,278. We anticipate that our working capital is sufficient to satisfy our cash requirements only through our fiscal quarter ending January 31, 2000. We anticipate we will be required to raise addition financing in the amount of approximately $2,000,000 during the next three fiscal quarters ending July 31, 2000 and to implement our business plan and to meet our anticipated cash requirements. We anticipate that we will begin to raise additional capital through the private placement of equity and/or debt during the fiscal quarters ending January 31, 2000 and April 30, 2000. We are in the process of commencing a private placement of our common stock to raise up to $2.5 million at $1.25 per share. We cannot assure you we will successfully complete such private placement in a timely manner, if at all. We believe our estimates of our capital requirements to be reasonable. The capital requirements are only estimates and can change for many different reasons, some of which are beyond our control. We are a development stage company and are the process of designing our Kidstoysplus.com Website design and establishing a warehouse facility. The cost for procuring a test inventory for the 1999 Christmas season will be dependant on our ability to purchase such inventory on acceptable terms and our ability to enter into arrangements with fulfillment vendors. We may seek a credit facility and/or manufacturer/distributor financing to secure adequate inventory. We currently have no arrangements for such procurement or for financing to acquire our initial inventory, and there can be no assurance that we will successful acquire a product line or financing on terms acceptable to us, if at all.

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

The cost for developing technology is expensive and the process will require testing and refinement. Our commercial success will depend on our ability to attract visitors and shoppers to our Kidstoysplus.com Website. This will require us to develop and use increasing sophisticated technologies to generate, sustain and maintain user interest and satisfaction. See "Note Regarding Forward Looking Statements."

We are in the processing of developing the technologies, software and systems for the Kidstoysplus.com Website and we have not entered into any agreements or arrangements for the development of the technologies related to our internal control and distribution systems. We do not anticipate that our technologies will be ready for testing until at least November 1999. There can be no assurance that we will successfully develop and test the technologies related to Kidstoysplus.com Website or contemplated in our business plan on a timely basis, if at all. Our inability to obtain additional financing or to develop the Kidstoysplus.com Website and the support services prior to the end of 1999 would have a materially adverse effect on our business and results of operations.

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

We have not entered into any agreements or arrangements with respect to product inventory, distribution facilities, internal systems development, server systems, human resource, credit facilities and other related needs. There can be no assurance that we will be able to enter such agreements or arrangements on acceptable terms, if at all. There can also be no assurance that we will be able to develop our Kidstoysplus.com Website and our distribution systems in a timely manner, if at all, or that the Company's projected costs and timing of such development will be accurate. Any material delay in entering into arrangements or developing our Kidstoysplus.com Website or distribution systems will have a material adverse effect on the Company's business and results of operations.

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

The potential exists that we are exposed to a risk that certain aspects of their businesses will fail or suffer impairment as a result of internally operated or externally contracted hardware or software systems and services not being able to correctly "rollover" dates to the new century. The risk stems from our reliance on certain hardware, software and services to carry out the daily operation of our proposed businesses. The exposure may result from, amongst other things, the use of computers, general software and servers for office purposes and data storage; connections to and use of the services of Internet Service Providers and telephone companies for office purposes.

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

In order to protect against the possibility of any material disruption in our operations as the result of the Year 2000 Issue we have taken the following precautions:

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

               None

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


KIDSTOYSPLUS.COM, INC.
(Registrant)



Date: October 26, 1999

/s/ Albert R. Timcke
---------------------------------------
Albert R. Timcke, Chairman of the Board of Directors,
President   (principal
executive officer and director)


Date: October 26, 1999

/s/ Brian C. Doutaz
---------------------------------------
Brian C. Doutaz, Treasurer (principal
accounting officer)