Form 10QSB
period 1999-10-31
KIDSTOYSPLUS COM INC
filed 1999-12-14
CIK 1084551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                October 31, 1999


                         Commission File Number: 0-26439


                             KidsToysPlus.com, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Nevada,                                      98-0203927
-----------------------                       ------------------------
(Place of Incorporation)                      (IRS Employer ID Number)



           1000-355 Barrard Street Vancouver, British Columbia V6C 2G8
           -----------------------------------------------------------
              (Address of registrant's principal executive office)

                                 1-877-566-1212
                         -------------------------------
                         (Registrant's telephone number)



Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No ___


               Number of Shares of Common Stock, $0.001 Par Value
                 Outstanding at October 31, 1999    9,968,084

                             KIDSTOYSPLUS.COM, INC.
                              For the Quarter Ended
                                October 31, 1999
                              INDEX TO FORM 10-QSB


                                                                                                     Page
                                                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Balance Sheets:
         - October 31, 1999 and July 31, 1999.........................................................1

         Statements of Operations:
         - For the Three Months Ended October 31, 1999 and
           Period February 4, 1999 to October 31, 1999................................................2

         Statement of Changes in Stockholders' Equity
         - For the Period February 4, 1999 to October 31, 1999........................................3

         Statements of Cash Flow:
          - For the Three Months Ended October 31, 1999 and
            Period February 4, 1999 to October 31, 1999...............................................4

Notes to Financial Statements.........................................................................5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................................................12

PART II - OTHER INFORMATION...........................................................................17

ITEM 1.  LEGAL PROCEEDINGS............................................................................17

ITEM 2.  CHANGES IN SECURITIES........................................................................17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................................................18

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS............................................18

ITEM 5.  OTHER INFORMATION............................................................................18

ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K.............................................................18


ITEM 1. FINANCIAL STATEMENTS:


KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
BALANCE SHEET
(Expressed in US dollars)
(Unaudited - Prepared by Management)
================================================================================


                                                                                                      (Audited)
                                                                                    October 31,       April 30,
                                                                                           1999            1999
----------------------------------------------------------------------------------------------------------------
ASSETS

Current
    Cash and cash equivalents                                                     $      81,947    $    221,924
    Prepaid expenses                                                                     18,885           8,312
    Due from related party                                                                  424               -
                                                                                  -------------    ------------
                                                                                        101,256         230,236

Capital assets (Note 5)                                                                   9,034               -
                                                                                  -------------    ------------
                                                                                  $     110,290    $    230,236
================================================================================================ ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Accounts payable and accrued liabilities                                      $      34,316    $      2,000
    Due to related party                                                                      -           1,100
                                                                                  -------------    ------------
                                                                                         34,316           3,100
                                                                                  -------------    ------------
Stockholders' equity Capital stock (Note 6)
       Authorized
            25,000,000  Common shares with a par value of $0.001
       Issued
             9,968,084  Common shares                                                     9,968           9,968
    Additional paid-in capital                                                          239,274         239,274
    Stock subscriptions receivable (Note 8)                                              (5,500)         (5,500)
    Deficit, accumulated during the development stage                                  (167,768)        (16,606)
                                                                                  -------------    ------------
                                                                                         75,974         227,136

                                                                                  $     110,290    $    230,236
================================================================================================================


History and organization of the Company (Note 1)

On behalf of the Board:



                                Director                                Director
---------------------------------          ----------------------------------


   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Expressed in US dollars)
(Unaudited - Prepared by Management)
================================================================================

                                                                                                                  Period from
                                                                                Three Month        Six Month      February 4,
                                                                               Period Ended     Period Ended          1999 to
                                                                                October 31,      October 31,      October 31,
                                                                                       1999             1999             1999
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME                                                              $        1,458  $         3,409  $         3,964
                                                                             --------------  ---------------  ---------------


EXPENSES
     Amortization                                                                        86               86               86
    Consulting fees                                                                  48,390           78,567           85,167
    Insurance                                                                           397              397              397
    Legal and accounting                                                              7,923           23,059           26,983
    Management fees                                                                       -                -            2,800
    Meals and entertainment                                                           1,114            1,828            1,828
    Office and miscellaneous                                                         15,474           18,035           21,105
    Printing                                                                            394            2,522            2,522
    Registration and filing fees                                                      5,303            5,303            5,303
    Rent                                                                              3,683            3,683            3,683
    Telephone                                                                         4,213            4,757            5,524
    Transfer agent                                                                       35               35               35
     Travel and related                                                               6,806            9,205            9,205
    Website design                                                                    7,094            7,094            7,094
                                                                             --------------  ---------------  ---------------

                                                                                    100,912          154,571          171,732
                                                                             --------------  ---------------  ---------------

Loss for the period                                                          $      (99,454) $      (151,162) $      (167,768)
==============================================================================================================================

Basic and fully diluted loss per share                                       $        (0.01) $         (0.01) $         (0.02)
==============================================================================================================================

Weighted average shares outstanding                                               9,968,084        9,968,084        8,311,443
==============================================================================================================================








   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Expressed in US dollars)
(Unaudited - Prepared by Management)
================================================================================


                                                                                                    Deficit,
                                 Common Shares Issued                                  Stock     Accumulated
                            -------------------------------        Additional           Sub-      During the
                                                                      Paid in     Scriptions     Development
                                    Number          Amount            Capital     Receivable           Stage           Total
-----------------------------------------------------------------------------------------------------------------------------
Balance, February 4,
  1999                                   -     $         -        $        -      $      -       $        -      $         -

Shares issued for cash
    at $0.001 per share            100,000             100                 -             -                -              100

Shares subscribed for
    cash at $0.001 per
    share                        5,500,000           5,500                 -        (5,500)               -                -

Shares issued for  cash
    at $0.01 per share           3,960,000           3,960            35,640             -                -           39,600
    at $0.50 per share             408,084             408           203,634             -                -          204,042

Loss for the period                      -               -                 -             -         (167,768)        (167,768)
                            --------------  --------------     --------------  -------------  --------------  --------------
Balance, October 31,
  1999                           9,968,084     $     9,968        $  239,274      $ (5,500)      $ (167,768)     $    75,974
=============================================================================================================================










   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Expressed in US dollars)
(Unaudited - Prepared by Management)
PERIOD FROM INCORPORATION ON FEBRUARY 4, 1999 TO OCTOBER 31, 1999
================================================================================


CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                           $    (167,768)
     Items not affecting cash
         Amortization                                                                        86

    Changes in other operating assets and liabilities
       Increase in prepaid expenses                                                     (18,885)
          Increase in due from related party                                               (424)
       Increase in accounts payable and accrued liabilities                              34,316
                                                                                  -------------

    Net cash used in operating activities                                              (152,675)
                                                                                  -------------



CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of capital assets                                                         (9,120)


CASH FLOWS FROM FINANCING ACTIVITIES
    Capital stock issued for cash                                                       243,742

Cash and cash equivalents, end of period                                          $      81,947
=================================================================================================

Cash paid during the period for interest                                          $           -
=================================================================================================

Cash paid during the period for income taxes                                      $           -
=================================================================================================



Supplemental disclosure for non-cash operating, financing and investing activities (Note 10)







   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited - Prepared by Management)
OCTOBER 31, 1999
================================================================================



1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was incorporated on February 4, 1999 under the laws of the state of Nevada. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

     In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the period ended April 30, 1999. The results of operations of the period from incorporation on February 4, 1999 to October 31, 1999 are not necessarily indicative of the results to be expected for the year ending January 31, 2000.

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

     =======================================================================================
                                                                                 October 31,
                                                                                       1999
     ---------------------------------------------------------------------------------------
         Deficit accumulated during the development stage                       $  (167,768)
         Working capital surplus                                                     66,940
     =======================================================================================


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

     Capital assets

     Capital assets are recorded at cost and amortization is being provided for annually as follows:

        Computer equipment                                 30% declining balance
        Office furniture and fixtures                      20% declining balance

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited - Prepared by Management)
OCTOBER 31, 1999
================================================================================



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

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited - Prepared by Management)
OCTOBER 31, 1999
================================================================================



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

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited - Prepared by Management)
OCTOBER 31, 1999
================================================================================


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


5.   CAPITAL ASSETS

     ---------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated        Net Book
                                                                               Cost       Amortization        Value
     ---------------------------------------------------------------------------------------------------------------------
     Computer equipment                                                    $   2,408      $     30          $  2,378
     Office furniture and fixtures                                             6,712            56             6,656
                                                                           ----------     ------------      -----------
                                                                           $   9,120      $     86          $  9,034
     =====================================================================================================================


6.   CAPITAL STOCK

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

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited - Prepared by Management)
OCTOBER 31, 1999
================================================================================


6.   CAPITAL STOCK (cont'd.....)

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


7.   STOCK-BASED COMPENSATION

     On May 1, 1999, options to acquire 1,000,000 common shares of the Company exercisable at a price of $0.10 per share and 1,000,000 common shares exercisable at $0.25 per share were granted to directors and employees of the Company. These options expire on May 15, 2005. The weighted fair value of these options was $ Nil.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited - Prepared by Management)
OCTOBER 31, 1999
================================================================================


7.   STOCK-BASED COMPENSATION (cont'd.....)

     The following is a summary of the stock options during the period:

     --------------------------------------------------------------------------------------------
                                                                                        Weighted
                                                                                         Average
                                                                          Number        Exercise
                                                                       of Shares           Price
     --------------------------------------------------------------------------------------------
     Granted during the period                                         2,000,000    $     0.175
                                                                      -----------   ------------
     Balance at October 31, 1999                                       2,000,000    $     0.175
     ============================================================================================

     The following is a summary of the status of options outstanding at October 31, 1999:

     ==================================================================================================================

                 Outstanding Options                                                Exercisable Options
     -----------------------------------------------                  -------------------------------------------------
                          Weighted
                           Average
                         Remaining
            Number     Contractual         Exercise                                                           Exercise
                              Life            Price                           Number                             Price
     ------------------------------------------------------------------------------------------------------------------
         1,000,000       5.5 years           $ 0.10                        1,000,000                            $ 0.10
         1,000,000       5.5 years             0.25                        1,000,000                              0.25
     ==================================================================================================================

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

     The assumptions used in calculating fair value are as follows:

         -----------------------------------------------------------------------

                                                                    October 31,
                                                                           1999
         -----------------------------------------------------------------------

         Risk-free interest rate                                          7.0 %
         Expected life of options                                       6 years
         Expected volatility                                             0.001%
         Expected dividend yield                                           0.0%
         =======================================================================

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited - Prepared by Management)
OCTOBER 31, 1999
================================================================================


8.   STOCK SUBSCRIPTIONS RECEIVABLE

     Pursuant to a Stock Subscription Agreement dated March 9, 1999, the Company issued 5,600,000 shares for proceeds of $5,600. As at October 31, 1999, $100 of the proceeds have been received. The remaining $5,500 is due from the president of the Company.


9.   RELATED PARTY TRANSACTION

     The Company paid $2,800 in management fees and $30,000 in consulting fees to a director of the Company and accrued $12,000 in consulting fees to a director of the Company during the period.


10. SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES

     The significant non-cash transactions for the period ended October 31, 1999 consisted of the Company issuing 5,500,000 common shares in the amount of $5,500 in exchange for a stock subscription receivable.


11.  INCOME TAXES

     The Company's total deferred tax asset at October 31, 1999 is as follows:

     Tax benefits of net operating loss carryforward                $   63,752
     Valuation allowance                                               (63,752)
                                                                    ------------
                                                                    $        -
                                                                    ============

     The Company has a net operating loss carryforward of approximately $167,768. The valuation allowance increased to $63,752 for the period ended October 31, 1999 since the realization of the operating loss carryforwards are doubtful. It is reasonably possible that the Company's estimate of the valuation allowance will change. The operating loss carryforwards will expire in the 2006 fiscal year.


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

Actual results could differ materially form those projected in forward-looking statements. Additional information and factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in this Form 10-QSB, and in the section entitled "Risk Factors" in the Company's Form 10-SB on file with the Securities and Exchange Commission. The Company desires to take advantage of certain provisions in the Private Securities Litigation Reform Act of 1995, that provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company hereby cautions stockholders, prospective investors in the Company, and other readers to not place undue reliance on these forward-looking statements, which can only address known events as of the date of this report.


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

The following discussion and analysis explains our results of operations for the three month interim period from July 31, 1999 to October 31, 1999, our financial condition and our plan of operation for the next twelve months. You should review our discussion and analysis of financial condition and our plan of operation in conjunction with our financial statements and the related notes, as well as statements detailed in the Company's Securities and Exchange Commission filings.


Results of Operations

     Fiscal Quarter Ended October 31, 1999

We were incorporated on February 4, 1999 and had no results of operations prior to that date.

Revenues. We anticipate we will launch our web site and commence our operations during our fiscal quarter ending January 31, 2000. During our fiscal quarter ended October 31, 1999, we did not generate any revenues from our operations. We had interest income in the amount of $1,458.

Expenses. We incurred expenses of $100,912 related primarily to developing our web site technologies and establishing our warehouse and service center in Courtenay, British Columbia, Canada. During the fiscal quarter, we paid consulting fees in the amount of $48,390, which included fees paid to Reticular Consulting, our web site developer, Axel Miedbrodt our Operations Manager, Pat Morris our corporate communications consultant, and Albert R. Timcke, our President. We paid legal and accounting fees of $7,923 during the fiscal quarter ending October 31, 1999 related to the preparation of our filings with the Securities and Exchange Commission and other legal and accounting matters. We incurred other expenses of $44,116 related to establishing our warehouse and service facilities in Courtenay, including office and moving expenses of $15,474, travel expenses of $6,806, printing expenses of $394, rent expenses of $3,683, web design & programming expenses of $7,094, and telephone expenses of $4,213 (installation and set-up of our new North American toll free order numbers and fax lines and miscellaneous expenses of $1,114. We also paid registration & filing fees of $5,338 related to our Standard and Poors filing ($3,975) and other business registration fees and related expenses. Several of the expenses related to establishing our warehouse and service facilities and filing fees are non-reoccurring expenses. We anticipate, however, that our operating and administrative expenses will increase during our fourth quarter and into our next fiscal year as we launch our web site and hire additional personnel for our operations.

Net Loss. We had a loss of $99,454 for the fiscal period ended October 31, 1999.

Plan of Operation

Subsequent to our fiscal quarter ended October 31, 1999, we experienced delay in the development of our web site technologies and the closing of an anticipated private placement financing. Our delay in development of our technologies and our inability to close our private placement resulted in a delay in acquiring inventory for the launch of our website. As such, we were unable to launch our web site or acquire inventory prior to the Christmas retail season as planned. We are in the process of entering into arrangements to participate in the affiliate programs of other Internet toy retailers such as Amazon.com and eToys. We believe that this will allow us to supplement the inventory that we intend to offer and will allow us to commercially launch our web site to the public on or before February 1, 2000. The affiliate programs of Amazon.com and eToys will allow us to earn a fee based on the purchases originated from our web site. We currently anticipate that our web site will be launched prior to the end of our fiscal year ending January 31, 1999. However, our ability to complete the launch of our web site and to continue as a going concern will depend on our ability to obtain financing prior to December 31, 1999.

We anticipate we will have no sales until at least February 1, 2000, when we anticipate we will launch our web site. We anticipate our operating activities during the next few months will focus primarily on:

     (i) secure secondary financing for the purchase of an opening inventory and to begin initial implementation of the company marketing plan;

     (ii) establish strategic relationships with fulfillment vendors, toy manufacturers, merchandisers and distributors;

     (iii) continue development our computer infrastructure and systems required to operate and develop our web site;

     (iv)      complete   installation  or  our  internal  system  hardware  and
               software for our distribution and customer service facilities;

     (v)       develop our inventory management system;

     (vi) continue testing Kidstoysplus internal operating, distribution and customer service systems;

     (vii)     promoting the initial launch of our web site; and

     (viii)    hiring and training customer service and distribution personnel.


After the initial launch of our web site, we intend to focus on (i) debugging our systems; (ii) recruiting and training additional qualified operational and sales personnel; (iii) intensifying promotional efforts for the Kidstoysplus.com Website and brand name; (iv) building market awareness and attracting customers to the Kidstoysplus.com Website; (v) refining our distribution and fulfillment operations strategy; (vi) actively marketing merchandise through our Kidstoysplus.com Website; (vii) expanding the product line and mix of products available on the Kidstoysplus.com Website; (viii) developing strategic relationships with additional fulfillment vendors; (ix) expanding the content on the Kidstoysplus.com Website to appeal to our target markets; and (x) developing functional cross marketing programs and marketing information systems for our client base.

Capital Requirements

We anticipate the Company will need the following financing to implement our business plan and to meet our financial obligations after our fiscal year ending January 31, 2000, and during our next three fiscal quarters ending July 31, 2000.

                                                                              PERIOD
--------------------------------------------------------------------------------------------------------------------
                                                                       Fiscal Quarter Ended
--------------------------------------------------------------------------------------------------------------------
                 DESCRIPTION                     January 31,         April 30,          July 31,       October 31
                                                     2000               2000              2000            2000
---------------------------------------------------------------- ------------------- --------------- ---------------
Accounting and legal expenses.                      $ 5,000           $15,000            $10,000           $10,000

Office and administration                           $20,000           $30,000            $40,000           $40,000

Web site design and posting                         $10,000           $50,000            $25,000           $10,000

Web maintenance and software upgrades                                  $5,000            $10,000           $20,000

Warehouse and office facilities                      $2,000            $5,000            $20,000           $20,000

Company marketing expense                                            $100,000           $100,000          $300,000

Selective product inventory for                     $20,000          $100,000           $100,000          $600,000
Beginning Inv. 2000

Working capital                                     $10,000           $50,000            $50,000           $50,000

Totals                                              $67,000          $355,000           $355,000        $1,050,000
--------------------------------------------------------------------------------------------------------------------

Liquidity and Capital Resources

As of October 31, 1999, we had working capital of $66,940. We had cash or cash equivalents of $81,947 and prepaid expenses in the amount of $18,885. We had accounts payable and accrued liabilities in the amount of $34,316.

We anticipate that our working capital is sufficient to satisfy our cash requirements only through January 31, 2000. We anticipate we will be required to raise financing of at least $50,000 by February 28, 2000 to meet our working capital requirements for the beginning of the first quarter 2000 and to continue as a going concern. Thereafter, we anticipate that we will be required to raise
(i) at least $500,000 during the fiscal quarter ending April 30, 2000 to meet our anticipated cash requirements related to the launch of our web site and selling merchandise, including acquiring inventory, marketing expenses, hiring additional personnel and refining our web site and distribution center technologies and (ii) at least an additional $1,500,000 prior to our fiscal year ending January 31, 2001 to finance our operations and anticipated marketing activities.

We are in the process of commencing a private placement of our common stock to raise up to $2.5 million at $1.25 per share, which we anticipate we will close a portion of prior to December 31, 1999 to remove the going concern threat. Thereafter, we anticipate that we will close the remaining portion of the private placement during our fiscal quarter ending April 30, 2000 to finance our on-going capital requirements through January 31, 2001. We cannot assure you we will successfully complete any private placement in a timely manner, if at all.

We believe our estimates of our capital requirements to be reasonable. The capital requirements are only estimates and can change for many different reasons, some of which are beyond our control. We are a development stage company and are in the process of finalizing the design of our web site and completing the development of our warehouse and customer service facility. We began testing our web site in mid-November 1999 and anticipate that we will commercially launch our web site to the public beginning February 1. 2000 or earlier, provided that we can adequate financing to obtain inventory. Reticular Consulting and Palamar, a sub-contractor hired by Reticular Consulting, are currently in the process of refining our web site and internal operating systems for our anticipated launch. We are in the process of finalizing our product lines and making arrangements to purchase inventory, pending our ability to obtain financing on reasonable terms. We are also exploring the possibility of obtaining a credit facility and/or manufacturer/distributor financing to acquire inventory. However, we currently have no arrangements to procurement inventory or to finance the purchase of our initial inventory.

We cannot assure you that we will be able to obtain financing, a line of credit or manufacturer/distributor financing in a timely manner or on acceptable terms, if at all. If we are unable to obtain financing to purchase inventory, we intend to launch our web site and offer the products of other Internet retailer through their affiliate programs. There is a substantial risk that such a strategy will adversely affect our ability to build value in our "Kidstoysplus" brand name, which may have an adverse affect on our business and our ability to compete effectively. We cannot assure you that we will successful launch our web site or that we will ever be able to successfully compete against established competitors.

Product Research and Development

Retricular Consulting of Victoria, British Columbia is developing our Kidstoysplus.com web site and has assisted us with testing, which began in November 1999. Our web site is anticipated to be ready for commercial launch on or before February 1, 2000. Under the terms of our agreement with Retricular Consulting, we pay Retricular a consulting fee of $3,000 per month for development of our web site. We anticipate that we will need to spend approximately $5,000 (between November 1, 1999 and January 31, 2000) to complete development and to commericially launch our web site. We also anticipate that we will spend approximately $75,000 - $100,000 complete development of our customer service and support systems, inventory control systems, distribution and logistical facilitation systems, accounting systems and other internal control systems.

The cost for developing technology is expensive and the process will require testing and refinement. Our commercial success will depend on our ability to attract visitors and shoppers to our Kidstoysplus.com web site. This will require us to develop and use increasing sophisticated technologies to generate, sustain and maintain user interest and satisfaction. See "Note Regarding Forward Looking Statements."

We cannot assure you that we will successfully complete development and testing of the technologies related to our web site or our internal systems on a timely basis, if at all. Our inability to obtain additional financing prior to February 28, 1999 will adverse affect our ability to complete the commercial launch of our web site and may have a materially adverse effect on our business and results of operations.

Our Distribution Center and Customer Service Center

We leased a distribution and warehouse and a corporate office/customer service facility in Courtenay on Vancouver Island, British Columbia. Our distribution facility is approximately 7,200 square feet, including office, warehouse and delivery space for our distribution operations. Our corporate office/customer service facility is approximately 3,200 square feet. The rent for our distribution facility is approximately $1,100 per month and the rent for our corporate office/customer service facility is approximately $700 per month. We anticipate that we will spend approximately $60,000 during the next twelve months improving our distribution and customer service facilities.

We also intend to acquire additional computer systems and to develop or license system software to support our distribution and warehouse and customer service facility. We anticipate that the cost of such equipment and systems will be approximately $15,000 - $20,000 during the next twelve months.

Personnel

As of October 31, 1999, we had four full time personnel. Albert R. Timcke, a director and our President, assist with strategic corporate planning, financing activities and product research and development. Axel Miedbrodt is our Operational Manager and has been establishing our distribution and customer service facilities. Pat Morris assists with our corporate communications and marketing. Trish Reader of Reticular Consulting is a consultant that is designing our web site and assisting us with developing our internal distribution and customer service systems. We also have two part-time consultants, Brian C. Doutaz, a director and our Secretary and Treasurer, Gerald
W. Williams, who both assist us with general administrative management and marketing functions. In the future, we may engage additional consultants to assist us with the development or licensing of software and information systems and the implementation of our business plan.

We anticipate we will hire up to seven employees during first and second quarters of 2000, five to provide 1-800 consumer support services and to staff our distribution warehouse and three to provide assist us with administration functions.

Our success will depend in large part on our ability to attract and retain skilled and experienced employees. We do not anticipate any of our employees will be covered by a collective bargaining agreement. We do not maintain key man life insurance on any of our directors or executive officers.

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

KIDSTOYSPLUS.COM, INC.
----------------------
(Registrant)



Date: December 13, 1999

/s/ Albert R. Timcke
----------------------------------
Albert R. Timcke, Chairman of the Board of Directors,
President (principal executive officer and director)

Date: December 13, 1999

/s/ Brian C. Doutaz
----------------------------------
Brian C. Doutaz, Treasurer
(principal accounting officer)