Form 10QSB/A
period 1999-10-31
KIDSTOYSPLUS COM INC
filed 1999-12-16
CIK 1084551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                  FORM 10-QSB
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             KIDSTOYSPLUS.COM, INC.
                              For the Quarter Ended
                                October 31, 1999
                     INDEX TO AMENDMENT NO. 1 TO FORM 10-QSB


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

PART II - OTHER INFORMATION...........................................................................18

ITEM 1.  LEGAL PROCEEDINGS............................................................................18

ITEM 2.  CHANGES IN SECURITIES........................................................................18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................................................19

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS............................................19

ITEM 5.  OTHER INFORMATION............................................................................19

ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K.............................................................19


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


Results of Operations

     Period from February 4, 1999 (inception) to October 31, 1999

We were incorporated on February 4, 1999 and had no results of operations prior to that date.

Revenues. We anticipate we will launch our web site and commence our operations during our fiscal quarter ending January 31, 2000. During the period since our inception on February 4, 1999 to October 31, 1999, we did not generate any revenues from our operations. We had interest income in the amount of $3,409.

Expenses. We incurred expenses of $171,731 related primarily to organizing our corporation, raising financing, filing a registration statement with the Securities and Exchange Commission, developing our web site technologies and establishing our warehouse and service center in Courtenay, British Columbia, Canada. Since our inception to October 31, 1999, we paid consulting fees in the amount of $85,167, which primarily consisted of fees paid to Reticular Consulting, our web site developer, and Albert R. Timcke, our President. We also paid consulting fees to Axel Miedbrodt our Operations Manager, and Pat Morris our corporate communications consultant, since our inception to October 31, 1999. We paid legal and accounting fees of $26,983 since our inception to October 31, 1999, related to the preparation of our filings with the Securities and Exchange Commission, documents and statements for our financing activities and other legal and accounting matters. We incurred other expenses of $50,157 related to developing our web site and establishing our warehouse and service facilities in Courtenay, including office and moving expenses of $21,105, travel expenses of $9,205, printing expenses of $2,522, rent expenses of $3,683, web design & programming expenses of $7,094, and telephone expenses of $5,524 (installation and set-up of our new North American toll free order numbers and fax lines) and miscellaneous expenses of $1,114. We also paid registration & filing fees of $5,338 related to our Standard and Poors filing ($3,975) and other business registration fees and related expenses. Several of the expenses related to establishing our warehouse and service facilities and filing fees are non-recurring expenses. We anticipate, however, that our operating and administrative expenses will increase during our fourth quarter and into our next fiscal year as we launch our web site and hire additional personnel for our operations.

Net Loss. We had a loss of $167,768 for the fiscal period ended October 31, 1999.

     Three Month Fiscal Period Ended October 31, 1999

During the fiscal three month period ended October 31, 1999, we began the process of establishing our principal business offices and our customer service center and distribution facility.

Revenues. We anticipate we will launch our web site and commence our operations during our fiscal quarter ending January 31, 2000. During our fiscal quarter ended October 31, 1999, we did not generate any revenues from our operations. We had interest income in the amount of $1,458.

Expenses. We incurred expenses of $100,912 related primarily to developing our web site technologies and establishing our warehouse and service center in Courtenay, British Columbia, Canada. During the fiscal quarter, we paid consulting fees in the amount of $48,390, which included fees paid to Reticular Consulting, our web site developer, Axel Miedbrodt our Operations Manager, Pat Morris our corporate communications consultant, and Albert R. Timcke, our President. We paid legal and accounting fees of $7,923 during the fiscal quarter ending October 31, 1999 related to the preparation of our filings with the Securities and Exchange Commission and other legal and accounting matters. We incurred other expenses of $44,116 related to establishing our warehouse and service facilities in Courtenay, including office and moving expenses of $15,474, travel expenses of $6,806, printing expenses of $394, rent expenses of $3,683, web design & programming expenses of $7,094, and telephone expenses of $4,213 (installation and set-up of our new North American toll free order numbers and fax lines) and miscellaneous expenses of $1,114. We also paid registration & filing fees of $5,338 related to our Standard and Poors filing ($3,975) and other business registration fees and related expenses. Several of the expenses related to establishing our warehouse and service facilities and filing fees are non-reoccurring expenses. We anticipate, however, that our operating and administrative expenses will increase during our fourth quarter and into our next fiscal year as we launch our web site and hire additional personnel for our operations.

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

We currently anticipate that our web site will be launched prior to the end of our fiscal year ending January 31, 1999. However, our ability to complete the launch of our web site and to continue as a going concern will depend on our ability to obtain financing prior to February 28, 2000.

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

Product Research and Development

Reticular Consulting of Victoria, British Columbia is developing our Kidstoysplus.com web site and has assisted us with testing, which began in November 1999. Our web site is anticipated to be ready for commercial launch on or before February 1, 2000. Under the terms of our agreement with Reticular Consulting, we pay Reticular a consulting fee of $3,000 per month for development of our web site. We anticipate that we will need to spend approximately $5,000 (between November 1, 1999 and January 31, 2000) to complete development and to commericially launch our web site. We also anticipate that we will spend approximately $75,000 - $100,000 complete development of our customer service and support systems, inventory control systems, distribution and logistical facilitation systems, accounting systems and other internal control systems.

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

None

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

     ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

     ITEM 5.   OTHER INFORMATION

None

     ITEM 6.   EXHIBITS AND REPORTS ON FROM 8-K

          (a)  Exhibits

               Exhibit No.         Exhibit
               -----------         -------
                  27.1             Financial Data Schedule

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

KIDSTOYSPLUS.COM, INC.
----------------------
(Registrant)



Date: December 16, 1999

/s/ Albert R. Timcke
----------------------------------
Albert R. Timcke, Chairman of the Board of Directors,
President (principal executive officer and director)

Date: December 16, 1999

/s/ Brian C. Doutaz
----------------------------------
Brian C. Doutaz, Treasurer
(principal accounting officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.         Exhibit
-----------         -------
   27.1             Financial Data Schedule