Form 10KSB
period 2000-01-31
KIDSTOYSPLUS COM INC
filed 2000-05-12
CIK 1084551

FORM 10-KSB
                            -------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2000 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         Commission file number: 0-26439

                             KidsToysPlus.com, Inc.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

              Nevada                                     98-0203927
--------------------------------------      -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


1000-355 Burrard Street
Vancouver, British Columbia                               V6C 2G8
----------------------------------------     -----------------------------------
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: 1-877-566-1212

         Securities Registered Under Section 12(b) of the Exchange Act:
                                      None
                                      ----

         Securities Registered Under Section 12(g) of the Exchange Act:
                          Common Stock, 0.001 par value
                          -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for most recent fiscal year:                $0
                                                                    --

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price as of March 31, 2000 being $1.06 per share: $4,630,169

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,968,084 shares of Common Stock as of March 31, 2000.

Documents Incorporated by Reference: Portions of issuer's Proxy Statement relating to its 2000 Annual Meeting of Shareholders to be filed on May 26, 2000 on Schedule 14A is incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Format:   Yes [  ]   No [X]

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I............................................................................................................1

Item 1.  Description of Business..................................................................................1

Item 2.  Description of Property.................................................................................22

Item 3.  Legal Proceedings.......................................................................................22

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................22


PART II..........................................................................................................23

Item 5.  Market for Common Equity and Related Stockholder Matters................................................23

Item 6.  Management's Discussion and Analysis of Financial Condition And Results of Operations...................24

Item 7.  Financial Statements....................................................................................29

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................29


PART III.........................................................................................................30

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With
         Section 16(a) of the Exchange Act ......................................................................30

Item 10.  Executive Compensation.................................................................................30

Item 11.  Security Ownership of Certain Beneficial Owners and Management.........................................30

Item 12.  Certain Relationships and Related Transactions.........................................................30

Item 13.  Exhibits and Reports on Form 8-K.......................................................................31

NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Company's lack of an operating history, the Company's lack of revenues and unpredictability of future revenues; the Company's lack of functional operating systems, distribution infrastructure and website; the seasonality of the toy industry; the Company's future capital requirements to develop our operating systems, distribution facilities, website and administrative support systems; intense competition from established competitors with greater resources; the Company's reliance on internally developed systems and system development risks; the risks of system failure; the Company's dependence on the Internet and continued growth of online commerce; the uncertainty of participating in developing a market; the Company's reliance on merchandise suppliers and third parties and lack of agreements with such third parties; the risks associated with rapidly changing technology; intellectual property risks; risks associated with online commerce security; the risks associated with governmental regulations and legal uncertainties; and the other risks and uncertainties described under "Description of Business - Risk Factors" in this Form 10-KSB. Certain of the forward looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under "Description of Business - Risk Factors".

PART I

Item 1.  Description of Business.

(a)  Business Development

History of the Registrant

Kidstoysplus.com, Inc. was organized and incorporated under the laws of the State of Nevada on February 4, 1999. Kidstoysplus.com, Inc.'s principal office is located at 2924 Cliffe Avenue, Courtenay, British Columbia, Canada V9N 2L7. Kidstoysplus.com, Inc. maintains an administrative office at Suite 1000 - 355 Burrard Street, Vancouver, British Columbia, Canada V6C 2G8. Kidstoysplus.com, Inc.'s URL is www.kidstoysplus.com.

Kidstoysplus.com, Inc. was organized to develop and operate a retail website on the Internet specializing in children's products that will initially include children's toys, collectable toy items and hobby related products. In the future, we may offer books, music, story line CD's, audio-tapes, movies, video games and educational products. The terms "we", "us", "our" and the "Company" refer to Kidstoysplus.com, Inc.

(b)  Business of Issuer

General Overview

We plan to operate a retail website on the Internet specializing in children's products and to offer information about children's toys, entertainment products and other related topics of interest to children and their parents. We intend to initially target the collectable toy (including die cast metal toys, limited edition dolls, toy cars and other collectable items) and hobby item (including train sets, remote control planes and cars, models and other hobby products) segments of the children's toy market. In the future, we may expand our product offerings to include other toys and children's products. We intend to fill a majority of our customer's orders through strategic affiliations with "fulfillment vendors," who we anticipate will own, inventory and ship products directly to our customers.

We are currently in the development stage of our business and are in the process of entering into arrangements and agreements to implement our business plan. In June 1999, we retained Reticular Consulting of Victoria, British Columbia to design our website (hereinafter the "Kidstoysplus.com Website" or the "website").

Our website was posted on the Internet for initial public viewing and testing in late November 1999. Our website is nearing completion and we anticipate that the official release will be on or about May 15, 2000. We leased an administrative office at 2924 Cliffe Avenue, Courtenay, British Columbia, Canada and we have leased a distribution and warehouse facility at 4767 Headquarters Road, Courtenay, British Columbia, Canada.

Our toll free phone number is 1-877-566-1212, and our toll free fax number is 1-877-897-0403.

Industry Background

Growth of the Internet and E-commerce

The Internet is an increasingly significant global medium for communications, content and online commerce. According to a June 1999 report published by the U.S. Department of Commerce, NUA, an Internet strategy firm, estimated that 171 million people had access to the Internet, 97 million users of them in the United States and Canada. The growth in Internet usage can likely be attributed to factors such as:

     i) the large and growing base of installed personal computers in the workplace and at home,
     ii) advances in the performance and speed of personal computers and modems,
     iii) improvements in network infrastructure, and
     iv) easier and cheaper access to the Internet and increased awareness of the Internet among businesses and consumers.

The Internet has become an attractive commercial medium for business as the functionality, accessibility and overall usage has increased over the last few years. The Internet and other online services are evolving into unique sales and marketing channel. In theory, electronic retailers are not limited by the traditional constraints of physical shelf space and have the potential to offer customers a vast selection of products through efficient search and retrieval interfaces. Moreover, electronic retailers can interact directly with customers by frequently adjusting their featured selections, editorial insights, shopping interfaces, pricing and visual presentations.

Beyond the benefits of selection, purchasing can be more convenient than shopping in a physical retail store as electronic shopping can be done 24 hours a day and eliminates physical travel to a store. Websites can present advertising and marketing materials, display hundreds or thousand of products in catalog form, process transactions and fulfill orders, provide customers with rapid and accurate responses to their questions and gather customer feedback efficiently. Generally the cost of publishing on the Internet is lower than traditional advertising and marketing mediums and the Internet offers the ability to reach and serve a large and global customer base electronically from a central location.

As the field known as "e-commerce" develops, becomes more sophisticated and is accepted by a wider range of consumers, we anticipate that the potential for personalized low-cost customer interaction will provide additional economic benefits and economies that are unique to the Internet. Additionally, e-commence may eliminate several of the burdensome costs of managing and maintaining a retail store infrastructure, the need for continuous printing and mailing costs of catalog marketing and the costs of maintaining customer service personnel and support in several locations. Based on these advantages over traditional retailers, we believe that e-commerce retailers have the potential to build large, global customer bases quickly and to achieve superior economic returns over the long term. Currently, there are an increasing number of products that are being sold online, including computers, travel services, brokerage services, automobiles, music, and books. We believe the number of products and services sold over the Internet and the volume of products will increase substantially in the future.

We believe that marketing children's toys and related products over the Internet presents an excellent business opportunity. Our business strategy to compete with traditional facilities based retailers using e-commerce marketing techniques. We intend to compete with other e-commerce marketers of children's toys and related products by differentiating our offerings through focusing on collectible toys and hobby items and by establishing a reputation for high quality customer service. Despite our optimism about the future of e-commerce and our ability to compete, we cannot assure you that we will successfully implement our business plan or that we will be able to compete with established retailers of children's toys and related products. Our business is subject to considerable risks. See "Risk Factors."

The Traditional Toy Industry

The retail toy industry is large, growing and fragmented. Several large "bricks and mortar" retailers with physical retail stores, such as Toys "R" Us, Kay Bee Toys, Target Stores, Sears, Wal-Mart, K-Mart and others, dominate the toy industry and carry a large selection of toys. Many retailers in this industry also carry specialty toy products. We believe that most large retailers are located in metropolitan areas and that there is a large potential e-commerce target markets for children's toys and related products in customers that reside in suburban and rural areas.

According to Play Things Magazine, the International Council of Toy Industries and the NDP Group estimate worldwide toy industry sales in 1998 totaled $67.8 billion, a 2.7 percent increase from 1997 sales of $66 billion. There can be no assurance that we will directly or indirectly benefit from the growth of the retail toy market or that growth of the toy market will continue. We cannot assure you that we will successfully launch our website or that consumers will purchase toys from our website in sufficient quantities to achieve profitability, if at all.

The Traditional Distribution Channels

Toy manufacturers generally sell their products directly to retailers and to a network of distributors. Distributors serve as the primary vendors for most retailers and generally carry 1,000 to 3,000 of the best-selling products. We believe small independent toy retailers sell a large portion of all toys sold. These small retailers generally sell products that fit into the market niche that each store has created and carry a limited selection of toys at any given time. We intend to compete with retailers that target the collectible toy and hobby item markets. The toy market has several retail chains that dominate the large superstore category. The largest U.S. retailers, including Wal-Mart, Toys "R" Us, Kay Bee Toys, Target Stores, Sears and K-Mart, together are estimated to account for over 25% of total United States toy sales. Toys "R" Us and Kay Bee Toy, both traditional retailers, have focused aggressively on superstore growth. Based on publicly available data, we estimate that each superstore carries approximately 5,000 products, with the largest stores carrying between 10,000 and 12,000 products on site. Independent toy retailers typically carry a more limited selection of products in smaller retailing spaces and we believe they face increasing competitive pressures from the superstore format.

We believe that several characteristics of the traditional toy industry have created inefficiencies that may be eliminated by e-commerce including:

     (i) the capital intensive investments required for inventory, real estate and personnel for each retail location;
     (ii) limits in the amount of inventory that can be economically carried in a retail location (we estimate that the average superstore stocks less than 25% of the toy products available);
     (iii) difficulties implementing uniform operating policies and managing customer service levels, customer satisfaction programs and customer expectations in all locations;
     (iv) risks associated with managing demand and inventory for each retail store;
     (v) high cost of maintaining inventories spread across several retail locations;
     (vi)      inability managing human and managerial resources;
     (vii) inability to use customer specific information to develop unique marketing communications to individual customers;
     (viii)    high costs of disseminating marketing materials to customers; and
     (ix)      high costs of offering individualized customer services.

We believe that we can use e-commerce marketing to build strategic relationships with fulfillment vendors that will reduce these inefficiencies, while allowing us to develop a distribution channel that will capitalize on opportunities for direct marketing. We intend to develop strategic relationships with fulfillment vendors that inventory collectible toy and hobby items. We may also offer popular toys and children's products inventoried by our fulfillment vendors and through participation in affiliate programs of other web retailers, which will allow us to offer their inventory on our website and to receive a fee for each transaction that we originate. We cannot assure you that we will ever be able to offer the breadth of products offered by facilities based superstores or that we will be capable of achieving operating efficiencies to compete on the basis of price.

Competition

Retailing children's toys and entertainment products is intensely competitive. We will compete with a variety of competitors with significantly greater experience and with greater financial, human and technical resources than us. These competitors include:

     (i) traditional store-based toy and children's product retailers such as Toys "R" Us, Kay-Bee Stores, FAO Schwarz, and others;
     (ii) major discount retailers such as Wal-Mart, Target Stores, Sears, Kmart and others;
     (iii) independent and specialty children's toy stores including Disney, Warner Bros. and others;
     (iv)      catalog retailers;
     (v)       Internet portals such as AOL and YAHOO etc;
     (vi) specialty toy stores featuring collectable toys and hobby items and
     (vii) various online competitors such as eToys, Toys "R" Us, and Amazon.com.

Marketing toys over the Internet is new, rapidly evolving and becoming intensely competitive. Barriers to entry are minimal and new competitors can launch new sites at a relatively low cost. In addition, traditional retailers have begun to launch websites and online services that are expected to compete directly with our website and us. Competitive pressures created by any one of these companies, singularly or collectively, could have a material adverse effect on our business, prospects, financial condition and results of operations.

We believe that the principal competitive factors for on-line toy retailers are brand recognition, selection, convenience, price, speed, accessibility, customer service, reliability and speed of fulfillment.

Currently, we estimate that there are approximately 130 toy retailers with Internet websites. We believe that eToys.com, Toys "R" Us and Amazon.com currently dominate the on-line market for children's toys and related products and that they are likely to face significant competition from other major on-line retailers in the future.

Toys "R" Us, Inc. is one of the world's largest toy resellers with gross revenues of approximately $11 billion in 1998. Toys "R" Us launched its website in 1997.

"eToys" is a toy retailer that markets its products exclusively through the Internet. eToys launched its website in 1997 and has sold toys through its distribution and customer service system on a commercial basis since October 1997. eToys had gross sales revenues of approximately $22.9 million in 1998. We believe that eToys has a significant competitive advantage over most on-line toy retailers, including us, based on its established website; brand name; and customer base. eToys also has a competitive advantage in the marketplace because it has penetrated the market and developed the infrastructure and technology support systems required for marketing, distribution and customer service. eToys has also established relationships with toy manufactures and distributors as well as advertisers that purchase banner advertisements on the eToys website.

Amazon.com is one of the largest retails of merchandise on the Internet, selling a variety of products and services. Amazon.com began selling toys over the Internet in 1999.

We believe that most of toy retailers with Internet websites are small, specialized companies marketing specific categories or lines of toys. We intend to compete directly against these companies by offering a line of products that features collectable toys and hobby items at competitive prices. We intend to attract visitors and potential customers to our website by offering special content and information of interest to buyers of collectable toys and hobby items. We also intend to offer popular toy products through strategic relationships with fulfillment vendors and through affiliate programs that will allow us to offer the inventory of other on line retailers to our visitors and to receive a fee for transactions originated on our website.

There can be no assurance we will be able to develop successfully our website, the technologies and/or the distribution systems required to market children's toys over the Internet in a timely manner, if at all. We also cannot assure you that our target market will accept our business concepts or that we will successfully differentiate our website and product offerings from those of our competitors. We may be unable to enter into strategic relationships with fulfillment vendors to procure a product line and mix that will appeal to our target markets or to the marketplace. If we fail to develop our website or any of the technologies, systems, or strategic relationships necessary to implement our business plan in a timely manner, we will not be able to successfully compete in the marketplace and such failure will have a material adverse effect on our business and results of operations.

We believe that the principal competitive factors in our market will be:

     o    ease in access to the website;
     o    brand recognition;
     o    product selection and availability;
     o    personalized services and free services;
     o    user friendly shop and browse web features;
     o    a comprehensive easy to use search engine and tools;
     o    superior   graphics  and   technical   support;
     o    combination of entertainment and unique product offerings;
     o    quality of editorial and other site content;
     o highly visible order buttons on every screen and easy to use ordering systems;
     o    immediate access to a sales consultant either by phone or e-mail;
     o    customer focus with superior support and service;
     o    experienced knowledgeable management and personnel; and
     o    reliability and speed of order fulfillment.

We believe that we will differentiate our website from our competitors by considering these factors in developing marketing and systems strategies and by offering a sufficiently differentiated product line featuring non-mainstream toy products, including collectable toys, hobby items, and a wide range of unique imaginative toy products manufactured by small toy manufactures across the country that are not typically carried by mainstream retailers.

Many of our current and potential competitors have experience in the retail toy industry, experience in the e-commerce industry, longer operating histories, customer bases, brand recognition and significantly greater financial, marketing and other resources than us. We have no revenues, no established history of operations and no experience marketing toys over the Internet. We have not completed development of the systems or technologies required to operate our business, and there can be no assurance that we are capable of developing such systems or technologies.

In addition, our competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies, which could increase their competitive advantage over us. Some of our competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than us. We cannot assure you that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that may affect our business. New technologies and the expansion of existing technologies may increase the competitive pressures on our business. In addition, companies that control access to transactions through network access or Web browsers could promote our competitors websites or charge us a substantial fee for access through their in their portals.

Our Marketing Strategy

Our marketing strategy is to market children's toys and related products to niche market segments over the Internet. We initially plan to target the market for (i) collectable toys, including die cast metal toys, limited edition dolls, toy cars and other collectable items and (ii) hobby items including train sets, remote control planes and cars, models and other hobby products. Our initial target markets consist of Internet users that are searching for collectable toys, hobby items or other related products, or searching for information related to such products on the Internet. We intend to market our products through our website which is anticipated to resemble a traditional toy store in an electronic or "virtual" setting. Our pricing strategy will be to sell our products at prices that are competitive with or below the prices charged by physical facilities based toy stores. We intend to process and deliver orders for our products in one to three business days.

Our Technology

We intend to develop and use technology to deliver outstanding service and to achieve the economies we believe are inherent in our online virtual store model. Our strategy is to build strong brand recognition, customer loyalty and supplier relationships, while creating an economic model that is superior to that of the capital and real estate-intensive traditional toy retailing business. We believe that our success will depend on our ability to develop technology to offer an online experience that is easy to use, useful, functional, entertaining and educational. We believe that our technology must meet or exceed the general expectations of the virtual shopper who we believe will have experience shopping with other online retailers and who will expect a high level of technical sophistication from our website.

Reticular Consulting of Victoria, British Columbia was engaged to design and develop our website. We began testing our website in late November 1999. Towards the end of January, 2000 Reticular Consulting began final software modifications for the Company to anticipate an official opening of the website on or about May 15, 2000. Under the terms of our agreement, we agreed to pay Reticular a consulting fee of $3,000 per month for the initial planning stage of the development of our website. This work was completed on January 31, 2000 and we subsequently entered into a development agreement with Reticular in February 2000 to complete further development and refinement of our website. Long-term refinements and development will be carried out in-house with consulting and special projects being the responsibility of Reticular. We estimate that we will need to spend approximately $15,000 to $20,000 to complete development and to successfully launch our website for commercial use. We also anticipate we will spend approximately $50,00 to $75,000 to enhance, develop and modify the software technology related to our customer service and support systems, inventory control systems, distribution and logistical facilitation systems, accounting systems and other internal control systems.

The cost for developing technology is expensive and the process will require testing and refinement. Our commercial success will depend on our ability to attract visitors and shoppers to our website. This will require us to develop and use increasing sophisticated technologies to generate, sustain and maintain user interest and satisfaction. See "Note Regarding Forward Looking Statements."

We are in the process of negotiating with consultants to further develop the technologies, software and systems for the website. We have hired a internal programmer to develop the software technologies related to our internal control and distribution systems through advice provided by Reticular Consulting. There can be no assurance that we will successfully develop and test the technologies related to the website or contemplated in our business plan on a timely basis, if at all.

We will need to complete the development of our website and our support services before May 15, 2000 to successfully launch our website and that we will require additional financing during 2000 to provide working capital for our operations. If we fail to develop our website or our support systems or fail to raise additional capital as planned, our business and results of operations will be materially adversely affected. See "Note Regarding Forward Looking Statements."

Online Service and Internet Advertising

We intend advertise on various high-traffic Internet portals to build awareness of our website. We also intend to offer banner ads on our website that are anticipated to encourage readers to click directly to a our toy offering or one of our sponsoring toy manufacturer's website.

Advertising and Public Relations

We intend to engage in a coordinated program of print advertising through specialized and general circulation newspapers and magazines. The Company may also advertise in other media. As a result of our planned public relations activities and current Internet e-commerce interest, we may receive publicity. There can be no assurance that we will have sufficient resources to carry out our promotional and advertising strategy or that we will receive any publicity.

Personalized Shopping Services

We plan to offer personalized notification and shopping services through an automated email reminder service and gift wish list service. Visitors may be allowed to request email reminders of specific dates (holidays, birthdays, etc.) via email or have a toy wish list sent to an email address. We also intend to add a match filtering service that can monitor editorials on children's toys and the toy industry and email messages to visitors that request this information.

Customer Service

We believe that our ability to establish and maintain long-term relationships with our customers and encourage repeat visits and purchases depends, in part, on the strength of our customer support and service operations and staff. Furthermore, we intend to use frequent communication with and feedback from our customers in order to continually improve the store and our services. We intend to offer an e-mail address to enable customers to request information and to encourage feedback and suggestions. We also intend to establish a team of customer support and service personnel who will be responsible for handling general customer inquiries, answering customer questions about the ordering process, and investigating the status of orders, shipments and payments.

We intend to staff a toll-free line with "toy product consultants," personnel who we plan to train to provide product information, assurances to customers related to their purchase decision and general customer support for our website. We anticipate we will automate certain tools used by our customer support and service staff.

Warehouse and Fulfillment

We plan to source our products from a network of toy manufacturers and distributors. We plan to carry minimal inventory and rely to a large extent on "fulfillment vendors" to fill orders for the products we offer. We anticipate that most of our inventory will be owned and inventoried by these outside fulfillment vendors and shipped directly from these vendors to our customers. We intend to update our site daily with inventory information received from our fulfillment vendors, which will enable customers to check the availability of products before ordering. We expect that our systems will be able to electronically transmit orders to our fulfillment vendors at least once daily.

We plan to stock a limited "in-house" inventory of products including products that are unavailable from our fulfillment vendors including certain collectibles, limited edition toys, toys offered exclusively by manufacturers through Kidstoysplus.com and merchandise that we obtain for special promotions. We anticipate we will hire personnel that specialize in sourcing hard-to-find "special request" toy products and fill special request orders, subject to availability. We will ship our in-house inventory directly from our distribution facility to our customers.

Back End System Support

We have obtained a software system that integrates and that we believe is capable of managing all of our website functionality, marketing, distribution and other information. The information captured by the software system we believe will include: product offerings, consumer information on products and manufacturers, promotions, pricing, margin, customer lists and customer data, shipping and handling data, customer support information, procedures and policies, credit information, inventory control, procurement and distributor information, catalogues, news and other information required to integrate our operations. We anticipate that we will develop a system will allow us to collect and analyze information in a single cohesive system that allows us to use and exchange information within our organization. We may also integrate certain parts of our systems with strategic partners.

Initial Launch Phase of Our Kidstoysplus.com Website

As of January 31, 2000 we were in the final stages of completing agreements or arrangements with respect to:

     o    inventory   procurement  or  order   fulfillment   for  our  web-based
          inventory;
     o    credit card processing;

     o hiring additional staff for one of our distribution facilities and the customer support and service systems office; or
     o procuring shipping labels, invoices or other materials to ship products from our fulfillment vendors and our distribution facility to our customers.

We have (i) secured a license to operate our distribution facility, (ii) purchased computer systems and software for our distribution and customer service facilities and (iii) finalized our policies and procedures for inventory procurement, internal and outside order fulfillment, inventory control, financing and accounting controls.

We plan to launch our updated and to begin accepting orders for merchandise prior to the end of May 2000, our "Initial Launch Phase." We anticipate that we will continue testing internal operating systems, including customer order entry and credit transaction processing, final fulfillment, shipping, and delivery prior to the beginning of the 2000 Christmas season.

Provided adequate financing is available, the year 2001 will be the Company's first full year of operations as an Internet retailer. There can be no assurance that we will be able to launch our website as anticipated or that we will have sufficient financing to implement our business plan. Any substantial delay in the launch of our website will have a material adverse affect on our business and results of operation.

Capital Requirements

Capital requirements of a high technology start-up company are continuous, especially in the early years, or until the company can establish a revenue stream from product sales.

We have not entered into any arrangements or agreements to obtain additional financing, although we have commenced an additional private placement discussed herein. There can be no assurance that the necessary financing will be available to the Company on terms acceptable to us, if at all. If we are unsuccessful in obtaining the financing required to implement our business plan, an investment in our common shares may result in a loss of the investment made.

For the fiscal year ending January 31, 2000, we completed two initial private placements of our common shares providing us approximately $243,642. See "Recent Sales of Unregistered Securities." We are in the process of commencing a private placement offering of units, consisting of common stock and warrants to acquire common stock. In April 2000, we closed a portion of this private placement for proceeds of $738,000 to the Company. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Subsequent Events." The proceeds from the private placements were used to establish our website, offset some of the costs required to establish our distribution and warehouse facility, purchase inventories of select and limited toy lines during the Initial Launch Phase, offset the cost of establishing our distribution and customer service systems; and begin to fund our brand identity marketing activities. These proceeds will not be sufficient to establish all of the systems that we will need to fully implement our business plan.

During the second, third and fourth calendar quarter of 2000, we need additional financing to develop our website and distribution systems and to continue our marketing activities. We anticipate we will need to obtain additional financing in the amount of at least $1.5 million during the second to third fiscal quarters of 2000 to increase and diversify our initial product offerings and to maintain adequate inventory to satisfy customer expectations and to meet customer demands. There can be no assurance that we will successfully raise any additional capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Consultants

As of January 31, 2000, we had four full-time personnel. Albert R. Timcke, a director and our President, assists with strategic corporate planning, financing activities and product research and development. Axel Miedbrodt was our operations manager responsible for establishing our distribution and customer service facilities. Pat Morris assists with our corporate communications and marketing. Trish Reader of Reticular Consulting is a consultant that is designing our website and assisting us with developing our internal distribution and customer service systems.

As of  January  31,  2000,  we also  had one  part-time  consultant,  Gerald  W.
Williams.

Brian C. Doutaz, a part-time consultant as of January 31, 2000, resigned as a director of and a consultant to the Company on April 7, 2000.

In the  future,  we may  engage  additional  consultants  to  assist us with the
development   or  licensing  of  software  and   information   systems  and  the
implementation of our business plan.

We anticipate we will hire up to six (6) employees during the second and third quarters of 2000 to provide 1-800 phone number consumer support services, including one (1) employee to provide marketing and sales support, two (2) employees to staff our distribution warehouse, one (1) information systems employee and two (2) administration employees.

Our success will depend in large part on our ability to attract and retain skilled and experienced employees and consultants. We do not anticipate any of our employees will be covered by a collective bargaining agreement. We do not currently have any key man life insurance on any of our directors or executive officers.

Intellectual Property

We have not registered any trademarks in the United States or elsewhere. We intend to submit an application to register the name "Kidstoysplus.com" as our trademark during the second calendar quarter 2000.

We believe that we currently have no technologies that are patentable.

Risk Factors

Our business is subject to a number of risks that are generally associated with start-up companies in the development stage of their business and companies engaged in business through the Internet. These risks could cause our actual results to differ materially from the results we project and any forward-looking statement we make in this registration statement. Below is a description of some of the risks that we anticipate will be associated with our business and an investment in our company.

Our lack of an operating history makes future forecasting difficult.

We were incorporated on February 4, 1999, to engage in the business of marketing children's toys and related products over the Internet. We are a development stage company, which means we are in the process of developing our business and have not generated any revenues from our operations. However, we have not entered into all of the agreements or arrangements that will be required to conduct our business including, among others: agreements for the development of all of the technologies required to operate our business; arrangements to lease a server for our website; agreements to equip and furnish our warehouse, order processing center or any other physical facility that we will require to market, sell and deliver products; agreements with fulfillment vendors to provide merchandise to sell on our website; agreements to procure our inventory of in-house products; arrangements to hire employees; arrangements for shipping and packaging of orders; or agreements for credit facility or other financing. We cannot assure you that we will successfully enter into these arrangements or agreements in a timely manner, if at all, and our failure to do so will have a material adverse affect on our business and results of operations.

As a result of our lack of an operating history, it is difficult to accurately forecast our net sales and we have limited meaningful historical financial data upon which to base planned operating expenses. We base our current and future expense levels on our operating plans and estimates of future net sales, and several of our expenses are anticipated to be fixed because of the amount of capital required to establish our business and the expenditures we anticipate will be necessary to maintain a minimum level of capacity. Our sales and operating results are difficult to forecast because they will generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected.

We anticipate future losses and negative cash flow.

We expect operating losses and negative cash flow to continue for the foreseeable future. We anticipate our losses will increase significantly from current levels because we expect to incur additional costs and expenses related to:

     -    brand development, marketing and other promotional activities;
     -    the expansion of our inventory management and distribution operations;
     - the continued development of our website, the systems that we use to process customers' orders and payments, and our computer network;

     -    increased marketing activities;
     -    increased inventory carrying costs;
     -    increased administrative costs;
     -    cost related to financings;
     -    the expansion of our product offerings and our website content; and
     -    development of relationships with strategic business partners.

As of January 31, 2000, we had an accumulated deficit of $270,449. Our losses will increase substantially in 2000 as we anticipate costs will increase due to a number of factors including:

     -    an increase in the number of employees;
     -    an increase in sales and marketing activities;
     -    addition of warehouse facilities and infrastructure;
     -    increased inventory carrying costs;
     -    increase administrative costs; and
     -    increased training costs.

Our ability to become profitable depends on our ability to generate and sustain substantial net sales while maintaining reasonable expense levels. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Our operating results are difficult to predict.

Our operating results are anticipated to fluctuate significantly due to a variety of factors, many of which are outside of our control. Factors that may harm our business or cause our operating results to fluctuate include the following:

     - our inability to obtain new customers at reasonable cost, retain existing customers, or encourage repeat purchases;
     - decreases in the number of visitors to our website or our inability to convert visitors into customers;
     -    the mix of toys and other products sold by us;
     - our ability to offer products and content that appeals to our target markets;
     -    seasonality of the toy industry and certain product lines;
     -    our inability to manage inventory levels;
     -    our inability to manage our distribution operations;
     - our inability to adequately maintain, upgrade and develop our website, the systems that we use to process customers' orders and payments or our computer network;
     - the ability of our competitors to offer new or enhanced websites, services or products;
     -    price competition;
     -    an increase in the level of our product returns;
     - fluctuations in the demand for children's products associated with movies, television and other entertainment events;
     -    our  inability  to  obtain  popular   children's  toys,  video  games,
          software, videos and music from our vendors;
     - fluctuations in the amount of consumer spending on children's toys, video games, software, videos and music;

     - the failure to develop new marketing relationships with key business partners;
     - the extent to which we are not able to participate in advertising campaigns such as those conducted by strategic partners;
     -    increases in the cost of online or offline advertising;
     - the amount and timing of operating costs and capital expenditures relating to expansion of our operations;
     - unexpected increases in shipping costs or delivery times, particularly during the holiday season;
     -    technical difficulties, system downtime or Internet brownouts;
     - government regulations related to use of the Internet for commerce or for sales and distribution of toys, video games, software, videos and music; and
     - economic conditions specific to the Internet, online commerce and the children's toy and related product industries.

A number of factors will cause our gross margins to fluctuate in future periods, including the mix of toys and other products sold by us, inventory management, inbound and outbound shipping and handling costs, the level of product returns and the level of discount pricing and promotional coupon usage. Any change in one or more of these factors could reduce our gross margins in future periods.

We expect our sales to experience seasonal fluctuations that may affect our cash flow and our ability to manage our inventory effectively.

We expect to experience seasonal fluctuations in our net sales, with the heaviest demand for toys anticipated to be during the Christmas season. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, a disproportionate amount of our net sales will be realized during the fourth calendar quarter and we expect this trend to continue in the future.

In anticipation of increased sales activity during the fourth calendar quarter, we anticipate that we will hire temporary employees to bolster our permanent staff and we will significantly increase our inventory levels. For this reason, if our net sales were below seasonal expectations during this quarter, our annual operating results could be below our expectations.

Due to our lack of an operating history, it is difficult to predict the extent that seasonal patterns will have on our sales or the impact such seasonality will have on our business and financial results. In the future, trends in seasonal sales patterns may be more pronounced than others, which may strain our personnel, warehousing and order shipment activities and may cause a shortfall in net sales as compared to expenses in a given period. Seasonal fluctuations may have a material adverse effect on our ability to manage our operations and inventories.

We may face significant inventory risk because consumer demand can change for products between the times that we order products and the time that we receive them.

We may carry a significant level of inventory if we are unable to enter into satisfactory arrangements with fulfillment vendors that offer merchandise that we elect to offer on our website or as our business grows. We may also inventory merchandise that we believe will be popular to assure availability to our customers. As a result, the changing trends in consumer tastes in the market for collectable toys, hobby items and related products will subject us to significant inventory risks. It is critical to our success that we accurately predict these trends and to not overstock unpopular products. The demand for specific products can change between the time the products are ordered and the date of receipt. We are particularly exposed to this risk because we anticipate that we will derive a majority of our net sales in the fourth calendar quarter of each year. Our failure to sufficiently stock popular toys and other products in advance of such fourth calendar quarter would harm our operating results for the entire fiscal year.

In the event that one or more products do not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. We anticipate that this risk may be greatest in the first calendar quarter of each year, after we have significantly increased inventory levels for the holiday season. We believe that this risk will increase as we open new departments or enter new product categories due to our lack of experience in purchasing products for these categories. In addition, to the extent that demand for our products increase over time, we may be forced to increase inventory levels. Any such increase would subject us to additional inventory risks.

Because we do not intend to have long-term or exclusive vendor contracts, we may not be able to obtain sufficient quantities of popular children's products in a timely manner and we could lose sales.

If we are not able to offer our customers sufficient quantities of toys or other products in a timely manner, we could lose customers and our net sales could be below our expectations. Our success depends on our ability to purchase or make available products in sufficient quantities at competitive prices, particularly for the holiday shopping season. Based on our discussions with potential fulfillment vendors, distributors and suppliers, we believe it is common in the industry not to have long-term or exclusive arrangements with any vendor or distributor that will guarantee the availability of toys or other children's products. In addition, popular collectable toys, hobby items, children's merchandise and other toys are often ordered months in advance of delivery and may not be available to us through fulfillment vendors or may require minimum quantity orders that exceed our demand. Therefore, we will not have a predictable or guaranteed supply of popular toys or other products on acceptable terms. If our product selection is limited or the most popular merchandise is unavailable through our website, we may be unable to compete effectively.

If we are unable to obtain sufficient quantities of products from our key vendors, our net sales will be adversely affected.

If we were unable to obtain sufficient quantities of products from our key fulfillment vendors, we could lose customers and our net sales could be below expectations. From time to time, we anticipate we may experience difficulty in obtaining sufficient product allocations from key fulfillment vendors due to the high demand for specific product selections or in the event our fulfillment vendors are unable to obtain sufficient inventory to fill our orders. All of our fulfillment vendors are distributors to other retailers and, from time to time, such vendors may receive firm orders for specific product selections from our competitors, which may make the availability of such selections unavailable to us. Because we anticipate our arrangements for order fulfillment through our fulfillment vendors will initially be on a "just-in-time" or "as ordered" basis, we may be unable to make available the most popular products to our customers unless we place firm orders and accept delivery for such products, which may increase our inventory carrying costs. The unavailability of popular products or or increases in carrying costs may have a material adverse affect on our results of operations and our business.

In addition, we believe our key vendors will have established, and may continue to expand, their own online retailing efforts, which may impact our ability to get sufficient product allocations from such vendors. We currently have no agreements or arrangements to acquire inventory from manufacturers or distributors.

To manage our growth and expansion, we need to implement financial and managerial controls and reporting systems and procedures, and our inability to do so successfully will adversely affect our business.

Our anticipated growth in personnel and operations will place a significant strain on our management, information systems and resources. In order to manage this growth effectively, we need to develop financial and managerial controls and reporting systems and procedures. If we experience significant increases in the number of our personnel, our existing management team will not be able to effectively train, supervise and manage all of our personnel. In addition, our information systems must be able to handle adequately the anticipated volume of information and transactions that would result from our operations and our anticipated growth. Our failure to successfully implement, improve and integrate these systems and procedures would cause our results of operations to be below expectations.

We may not be able to compete successfully against current and future competitors.

The online commerce market is new, rapidly evolving and intensely competitive. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net sales and results of operations. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty and can launch new websites at a relatively low cost. In addition, should we decide to expand our product lines to offer video games, software, videos and music, such retailing industries are intensely competitive.

We currently or potentially intend to compete with a variety of other companies, including:

     - traditional store-based retailers of collectable toys and hobby products;
     - traditional store-based toy and children's product retailers such as Toys "R" Us, FAO Schwarz, Zany Brainy and Noodle Kidoodle;
     -    major  discount  retailers such as Wal-Mart,  Kmart,  Sears and Target
          Stores;
     - online stores operated by eToys, Toys "R" Us, Wal-Mart, FAO Schwarz and Amazon.com;
     - physical and online stores of entertainment entities that sell and license children's products, such as The Walt Disney Company and Warner Bros.;
     -    catalog retailers of children's products;
     - vendors or manufacturers of children's products that currently sell some of their products directly online, such as Mattel and Hasbro;
     - other online retailers that include children's products as part of their product offerings, such as Amazon.com, Barnesandnoble.com, CDnow, Beyond.com and Reel.com;

     - Internet portals and online service providers that feature shopping services such as AOL, Yahoo!, Excite, Shopnow.com and Lycos; and
     - various smaller online retailers of children's products, such as BrainPlay.com, Red Rocket and Toysmart.com.

Many traditional store-based and online competitors have long operating histories, large customer or user bases, brand recognition and loyalty and significant financial, marketing and other resources. Many of our primary competitors, including specialty toy stores that offer collectable toys and hobby items, have knowledgeable personnel and substantial experience in retailing collectable toys and hobby items. These competitors may establish their own websites and may devote substantially more resources to website development than we can, which may adversely affect our ability to attract visitors to our website. In addition, larger, well-established and well-financed entities may join with online competitors or children's toy, video game, software, video and music publishers or suppliers as the use of the Internet and other online services increases.

Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet.

We may expand our product lines and enter new business categories that may not achieve market acceptance.

Any new department or product category that is launched or acquired by us, which is not favorably received by consumers could damage our brand or reputation. This damage could impair our ability to attract new customers, which could cause our net sales to fall below expectations. An expansion of our business into other new departments or product categories will require significant additional expenses, and strain our management, financial and operational resources. This type of expansion would also subject us to increased inventory risk and could adversely affect our levels of customer service. We may choose to expand our operations by developing other new departments or product categories, promoting new or complementary products, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties.

If we experience problems in our distribution operations, we could lose customers.

We intend to primarily rely on fulfillment vendors to inventory, package and ship products to our customers. We also intend to rely upon third-party carriers for shipping our products to our customers and to ship products to and from our distribution facility. Consequently, we are subject to the risks, including employee strikes and inclement weather, associated with such carriers' ability to provide delivery services to meet our shipping needs. In addition, failure to deliver products to our customers in a timely manner would damage our reputation and brand. We also intend to depend upon temporary employees to adequately staff our distribution facility, particularly during the holiday shopping season. If we do not have sufficient sources of temporary employees, we could lose customers.

If we do not successfully establish the Kidstoysplus.com Website and the systems that process customers' orders, we will be unable to implement our business plan.

If we fail to establish our website, we will be unable to carry out our business plan. Furthermore, we must establish computer and information systems that we will use to process and ship customer orders and process payments or we may not be able to successfully distribute customer orders. Any failure of our systems to act in an integrated manner could result in the loss of customers and our net sales will be adversely affected.

In addition, our failure to rapidly upgrade our website or expand these computer systems without system downtime, particularly during the fourth calendar quarter, would further reduce our net sales. We may experience difficulty in improving and maintaining such systems if our employees or contractors that develop or maintain our computer systems become unavailable to us. We also expect periodic systems interruptions while enhancing and expanding these computer systems that will affect the quality of our customer service.

The occurrence of a natural disaster or other unexpected problem, which affects our facilities or systems, could damage our reputation and brand and adversely affect our net sales.

The occurrence of an earthquake or other natural disaster or unanticipated problems at our planned facilities in British Columbia and Washington state, or at the third-party location that we anticipate will house substantially all of our computer and communications hardware systems, could cause interruptions or delays in our business, loss of data or render us unable to accept and fulfill customer orders. Any such interruptions or delays at either of these facilities would reduce our net sales. In addition, we anticipate that our systems and operations will be vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur. In addition, the failure by the third-party facility to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could result in interruptions in our service. The occurrence of any or all of these events could damage our reputation and brand and impair our business.

Our net sales could decrease if our online security measures fail.

Our relationships with our customers may be adversely affected if the security measures that we use to protect their personal information, such as credit card numbers, are ineffective. If, as a result, we lose many customers, our net sales could decrease. We intend to rely on security and authentication technology that we intend to license from third parties. With this technology, we intend to perform real-time credit card authorization and verification with our bank. We cannot predict that whether events or developments will result in a compromise or breach of the technology we use to protect a customer's personal information.

Furthermore, the servers we intend to rely on may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. We cannot assure you that we can prevent all security breaches.

Our net sales will be adversely affected if we experience significant credit card fraud.

A failure to adequately control fraudulent credit card transactions would reduce our net sales and our gross margins because we do not intend to carry insurance against this risk. We intend to use developed technology to help us to detect the fraudulent use of credit card information. Nonetheless, we expect to suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under currently contemplated credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature.

If we do not respond to rapid technological changes, our services could become obsolete and we could lose customers.

If we face material delays in introducing new services, products and enhancements, our customers may forego the use of our services and use those of our competitors. To remain competitive, we must continue to enhance and improve the functionality and features of our online store. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our website and our proprietary technology and systems may become obsolete.

The development of our website and other proprietary technology will entail significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our website or systems that we use to process customers' orders and payments and our computer network to customer requirements or emerging industry standards may fail.

Intellectual property claims against us can be costly and could impair our business.

Other parties may assert infringement or unfair competition claims against us. We cannot predict whether third parties will assert claims of infringement against us, or whether any assertions or prosecutions will harm our business. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, or product shipment delays. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of product infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could impair our business.

If the protection of our trademarks and proprietary rights is inadequate, our brand and reputation could be impaired and we could lose customers.

We intend to take steps to protect our proprietary rights, which may be inadequate. We intend to file an application to register our "Kidstoysplus" trademark for sales of toys, games and playthings during the second or third quarter 2000 if we have sufficient financial resources to do so. We may also file applications for patent protection of our technology, if patentable, and additional trademarks in the future. We anticipate our future copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property will be critical to our success. We intend to rely on trademark and copyright law, trade secret protection andconfidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights.

Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and services online. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

The loss of the services of one or more of our key personnel, or our failure to attract, assimilate and retain other highly qualified personnel in the future, could disrupt our operations.

The loss of the services of one or more of our key personnel could seriously interrupt our business. We depend on the continued services and performance of our senior management and other key personnel, particularly Albert R. Timcke, our President, Chief Executive Officer and Chairman of the Board, and Timothy J. Anderson, a director of the Company. Mr. Timcke is a full-time consultant to the Company and dedicates 100% of his attention to the development of our business.

We have appointed Axel Miedbrodt to Vice President of Operations. Mr. Miedbrodt has manufacturing, distribution, and management experience. Our inability to retain the continued services of Mr. Miedbrodt could have a material adverse effect on the Company.

We continue to seek other key employees and continue discussion to expand the Board of Directors with additional professionals from the toy and e-business industries. We hope to establish an Advisory Council made up of professional advisors and knowledgeable consumers to provide constructive criticism of our operations.

Our future success will in large part depend upon our ability to recruit, attract, hire, and retain qualified key employees and other additional professionals. There can be no assurance that we will be successful in doing so and our failure to do so could have a material adverse effect on the Company.

Our future success will also depend upon the service of other key sales, marketing and support personnel, individuals which we have not as of yet hired.

Our  relationships  with  the  directors,   officers  and  other  key  employees
identified above may be characterized as "at will."

We do not have "key person" life insurance policies covering any of our employees. The death or permanent disability of a key employee could have a material adverse effect on the Company.

Executive officers and directors have substantial control over the company.

Executive  officers,  directors  and entities  affiliated  with them,  if acting together,  would  be able  to  significantly  influence  all  matters  requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. These stockholders, in the aggregate, beneficially own a majority of our outstanding common stock.

Risks Related To the e-commence Industry

If we are unable to acquire the necessary web domain names, our brand and reputation could be damaged and our business may be adversely affected.

We may be unable to acquire or maintain Web domain names relating to our brand in the United States and other countries in which we may conduct business. As a result, we may be unable to prevent third parties from acquiring and using domain names relating to our brand. Such use could damage our brand and reputation and take customers away from our website. We currently hold various relevant domain names, including the "Kidstoysplus.com" domain name. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries is subject to change in the future. Governing bodies may also establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names.

We may need to change the manner in which we intend to conduct our business if government regulation increases, which may increase our costs of doing business and adversely affect our ability to earn a profit.

The adoption or modification of laws or regulations relating to the Internet could adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The United States recently enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In order to comply with new or existing laws regulating online commerce, we may need to modify the manner in which we do business, which may result in additional expenses. We may need to spend time and money revising the process by which we fulfill customers' orders to ensure that each shipment complies with applicable laws. We may need to hire additional personnel to monitor our compliance with applicable laws.

We may be subject to liability for the Internet content that we publish, which could adversely affect our business.

As a publisher of online content, we face potential liability for defamation, negligence, copyright, patent or trademark infringement, or other claims based on the nature and content of materials that we publish or distribute. If we face liability, then our reputation and our business may suffer. In the past, plaintiffs have brought these types of claims and sometimes successfully litigated them against online services. Although we carry general liability insurance, our insurance currently does not cover claims of these types. However, this insurance is available, and we intend to obtain this insurance in the near future. There can be no assurance that we will be able to obtain such insurance or that it will be adequate to indemnify us for all liability that may be imposed on us.

Our net sales could decrease if we become subject to sales and other taxes.

If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our products, our net sales and results of operations could be harmed. We do not currently intend to collect sales or other similar taxes for physical shipments of goods. However, one or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us. In addition, any new operation in states outside Washington State could subject our shipments in such states to state sales taxes under current or future laws. If we become obligated to collect sales taxes, we will need to update our system that processes customers' orders to calculate the appropriate sales tax for each customer order and to remit the collected sales taxes to the appropriate authorities. These upgrades will increase our operating expenses. In addition, our customers may be discouraged from purchasing products from us because they have to pay sales tax, causing our net sales to decrease. As a result, we may need to lower prices to retain these customers.

Item 2.  Description of Property.

Our principal office and customer service facility is located at 2924 Cliffe Avenue, Courtenay, B.C., effective September 1, 1999, and is approximately 3,200 square feet, which is leased for a term of one year, at a rental rate of approximately $1,000 per month.

We have entered into a lease agreement for our distribution and warehouse facility at 4767 Headquarters Road, Courtenay, B.C., V9N 7J3, effective September 1, 1999. This facility is approximately 7,200 square feet and is leased for a term of one year at approximately $1,650 per month, renewable for an additional one-year term.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None. No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock trades on the OTCBB under the symbol "KTYP". The OTCBB constitutes a limited and sporadic trading market and does not constitute an "established trading market." See "Risk Factors - An established public trading market for our securities does not exist. The range of high and low bid prices per share for our common stock for each fiscal quarter during the period from January 21, 2000, the first day our common stock was quoted on the OTCBB, through January 31, 2000, as published by the OTCBB is set forth below. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.

                        Quarterly Common Stock Price Ranges

    ----------------------------------------------------------------------------
    Fiscal Quarter Ended                                   2000
    ----------------------------------------------------------------------------
                                                  High                Low
    ----------------------------------------------------------------------------
    January 31                                   $1.03               $0.875
    ----------------------------------------------------------------------------

There were 34 record holders of our common stock as of January 31, 2000.

We have not paid dividends on our common stock since our inception. Dividends on common stock are within the discretion of the Board of Directors and are payable from profits or capital legally available for that purpose. It is our current policy to retain any future earnings to finance the operations and growth of our business. Accordingly, we do not anticipate paying any dividends on common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended on January 31, 2000, we completed two initial private placements.

On April 6, 1999, the Company issued 5,600,000 and 3,960,000 shares of common stock under Rule 506 of Regulation D of the Securities Act of 1933, as amended, for total proceeds of $5,600 and $39,000, respectively.

On April 7, 1999, the Company issued 408,084 shares of common stock under Rule 504 of Regulation D of the Securities Act of 1933, as amended, for total proceeds of $204,042.

Subsequent to our fiscal year ended January 31, 2000 we commenced a private placement of our units to raise up to $2.5 million at $1.25 per unit under Rule 506 of Regulation D and under Regulation S. In this private placement round, each "unit" offered consists of one share of common stock and one non-transferable warrant exercisable at a price of $1.625 to acquire one additional share of common stock for a period extending one year from the date of issuance. As of April 14, 2000, we closed a portion (approximately $738,000 representing 590,400 units) of this private placement to 7 non-U.S. persons outside the United States. We intend to use the proceeds from the offering to purchase product inventory and for general working capital purposes. We anticipate that some of the general working capital will be used to hire staff for operations to begin. We anticipate that we will close additional portions of the private placement during our fiscal quarter ending July 31, 2000. We believe this will provide us with sufficient working capital to finance our on-going capital requirements through January of 2001. We cannot assure you we will successfully complete the final portion of the private placement in a timely manner, if at all.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We were organized and incorporated under the laws of the State of Nevada on February 4, 1999. We have not fully commenced operations of our core business. We were was organized to develop and operate a retail website on the Internet specializing in marketing children's products that will initially include children's toys, collectable toy items and hobby related products. In the future, we may offer books, music, story line CD's, audio-tapes, movies, video games and educational products on our website. We believe that by combining expertise in children's products, Internet website development and marketing and a commitment to excellent customer service through Internet retailing, we will be able to deliver a unique shopping experience to consumers.

The following discussion and analysis explains our results of operations for our past fiscal year ending January 31, 2000, our financial condition, and our plan of operation for the next twelve months. You should review our discussion and analysis of financial condition and our plan of operation in conjunction with our financial statements and the related notes.

Results of Operations

     The Period from February 4, 1999 (inception) to January 31, 2000:

We were incorporated on February 4, 1999 and had no results of operations prior to that date.

Revenues. During the period since our inception on February 4, 1999 to January 31, 2000, we did not generate any revenues from our operations. We had interest income in the amount of $4,389. We do not anticipate that we will generate any material revenues from our operations until at least our third fiscal quarter 2000.

Expenses. We incurred expenses of $274,838 during the fiscal year ended January 31, 2000, which were related primarily to organizing our corporation, raising financing, filing a registration statement with the Securities and Exchange

Commission, developing our website, consulting fees, and establishing our warehouse and service center in Courtenay, British Columbia, Canada. Since our inception to January 31, 1999, we paid or accrued consulting fees in the amount of $116,853, which primarily consisted of fees paid to Reticular Consulting, our website developer; third party software contractors hired by Reticular Consulting; Brian C. Doutaz, our former director and secretary and treasurer; Albert R. Timcke, our President; Axel Miedbrodt, our operations manager; and Pat Morris, our marketing director. We paid legal and accounting fees of $44,656 since our inception to January 31, 2000, which expenses related to the preparation of our filings with the Securities and Exchange Commission, preparation of documents and statements for our financing activities and other legal and accounting matters. We incurred other expenses related to developing our website and establishing our warehouse and service facilities in Courtenay, including office and miscellaneous expenses of $28,638, rent expenses of $9,258, entertainment and promotional expenses of $6,234, web design and maintenance expenses of $30,027, telephone expenses of $9,301 (for installation and set-up of our new North American toll free order numbers and fax lines) and travel and automobile expenses of $14,842. We also paid transfer agent and filing fees of $5,708 related to our Standard and Poor's filing.

Several of the expenses related to establishing our warehouse and service facilities and filing fees are non-reoccurring expenses. We anticipate, however, that our operating and administrative expenses will increase during our fourth quarter and into our next fiscal year as we launch our website and hire additional personnel for our operations.

Net Loss. We had a loss of $270,499 for the fiscal year ended January 31, 2000. We expect net losses to increase during 2000 until we are able to generate sufficient revenue from our operations to become profitable.

Plan of Operation

Subsequent to our fiscal year end of January 31, 2000, we experienced delay in the development of our website technologies and the closing of our private placement financing. Our delay in development of our technologies and our inability to close our private placement resulted in a delay in acquiring inventory for the launch of our website. As such, we were unable to launch our website or acquire inventory prior to the Christmas retail season as planned. We have entered into arrangements to participate in the affiliate programs of other Internet toy retailers such as Amazon.com, eToys and eHobbies. We believe that this will allow us to supplement the inventory that we intend to offer and will allow us to commercially launch our website to the public in May 2000. The affiliate programs of Amazon.com, eToys and eHobbies will allow us to earn a fee based on the purchases originated from our website. Our ability to complete the launch of our website and to continue as a going concern will depend on our ability to obtain future financing.

We anticipate we will have no sales until at least the latter end of May of 2000, following the launch of our website. We anticipate our operating activities during the next few months will focus primarily on our efforts to:

     c) secure additional financing general working capital purposes, and for the purchase of our initial inventory and in order to facilitate our efforts to begin the initial implementation of our marketing plan;

     d) establish additional strategic relationships with our fulfillment vendors, toy manufacturers, merchandisers and distributors;

     e) continue development of our computer infrastructure and systems related to our website;

     f) complete installation of our internal system hardware and software for our distribution and customer service facilities;

     g)   enhance our inventory management system;

     h) continue testing our internal operating, distribution and customer service systems;

     i)   promoting the initial launch of our website; and

     j)   hiring and training our customer service and distribution personnel.

Capital Requirements

We anticipate that the following expenditures are required to fully implement our business plan and to meet our financial obligations during our fiscal year ending January 31, 2001:

                                                                           PERIOD
                                                                       Fiscal Quarter Ended
                                                --------------------------------------------------------------------
                 DESCRIPTION                      April 30,           July 31,        October 31,      January 31
                                                     2000               2000              2000            2001
                                                --------------     ------------      -------------    --------------
Accounting and legal expenses.                       $7,000           $10,000            $10,000           $10,000
Office and administration                           $20,000           $30,000            $40,000           $40,000
Website design and posting                          $10,000           $50,000            $25,000           $10,000
Web maintenance and software upgrades               $10,000            $5,000            $10,000           $20,000
Warehouse and office facilities                      $2,000            $5,000            $10,000           $20,000
Company marketing expense                                            $100,000           $300,000           $50,000
Selective product inventory for                     $20,000          $200,000           $300,000           $50,000
  Beginning Inventory. 2000
Working capital                                     $10,000           $50,000            $50,000           $50,000
                                                --------------     ------------      -------------    --------------
Totals                                              $79,000          $450,000           $735,000          $250,000

Liquidity and Capital Resources

As of January 31, 2000, we had a working capital deficiency of $37,030. We had cash or cash equivalents of $11,372 and prepaid expenses and deposits in the amount of $8,017. We had accounts payable and accrued liabilities in the amount of $56,419.

As of April 14, 2000, we raised approximately $738,000 pursuant to a private placement of units. See "Subsequent Events."

Subsequent Events

The following transactions occurred subsequent to January 31, 2000:

     a) The Company completed a private placement financing of 590,400 units, consisting of one common share and one non-transferable warrant exercisable to acquire one additional common share, at $1.25 per unit for total proceeds to the Company of $738,000. See "Recent Sales of Unregistered Securities."

     b) Brian C. Doutaz resigned as a director and as our secretary and treasurer on April 7, 2000, and we terminated our consulting agreement with him, which relieved us of our obligation to pay Mr. Doutaz consulting fees of $2,000 per month. During his tenure as a director of the Company, Mr. Doutaz acquired two options for Company common stock, each exercisable to acquire 400,000 shares. These options to purchase a combined total of 800,000 common shares of stock contained two separate strike prices, one with a strike price set at $0.10 per share and the other at $0.25 per share. Mr. Doutaz has given us notice of exercise of these options.

     c) Pursuant to our Stock Option Plan, we granted options to a director, Timothy J. Anderson, and an employee, Axel Miedbrodt, to acquire a total of 350,000 shares at an exercise price of $1.00 per share.

     d)   We appointed Mr. Timothy J. Anderson as a director of the Company.

Inflation

Our results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on our operations in the future.

Outlook

Initial Financing

Our business activities and operations have been funded to date through issuance of shares of our common stock in the following transactions:

           Summary of Financing Transactions Undertaken During the Fiscal Year
-------------------------------------------------------------------------------------------
                                                          Number of         Total Price Of
                                                            Shares             Shares ($)
                                                       ---------------     ----------------
April 06, 1999 - Regulation D Offering                      5,600,000             5,600
April 06, 1999 - Regulation D Offering                      3,960,000            39,600
April 07, 1999 - Regulation D Offering                        408,084           204,042

                                                       ===============     ================
                                                            9,968,084           249,242
                                                       ===============     ================


Financing Required for the Next 12 Months

As of March 31, 2000, we anticipate that our working capital is sufficient to satisfy our cash requirements through approximately July 2000. We anticipate we will be required to raise addition financing of at least $750,000 to $1,000,000 prior to the end of our third fiscal quarter ending October 31, 2000, in order to continue as a going concern. We anticipate that we will be adequately financed upon raising an additional $750,000 to $1,000,000 to meet our anticipated cash requirements related to the launch of our website and selling merchandise, including acquiring additional inventory, marketing expenses, hiring additional personnel and refining our website and distribution center technologies and to finance our operations and anticipated marketing activities. We are in the process of raising additional capital.

There can be no assurance that we will be able to obtain additional financing in a timely manner or on acceptable terms, if at all. If we are unable to obtain financing necessary in order to purchase sufficient inventory, we intend to offer the products of other Internet retailers through their affiliate programs on our website. There is a substantial risk that such a strategy will adversely affect our ability to build value in our "Kidstoysplus" brand name, which may have an adverse affect on our business and our ability to compete effectively. We cannot assure you that we will successful launch our website or that we will ever be able to successfully compete against established competitors.

Year 2000 Compliance

The Year 2000 issue arises with the change in century and the potential inability of information systems to correctly "rollover" dates to the new century. To save on computer storage space, many systems were originally programmed with a two-digit century (i.e., December 31, 1999 would appear as 12/31/99), assuming that all years would be part of the 20th century.

On January 1, 2000, systems with this programming will default to 01/01/1900 instead of 01/01/2000, calculations using or reporting the date will not be correct and errors will arise (the "Year 2000 issue"). To prevent this from occurring, information systems need to be updated to ensure they recognize dates during and after the year 2000.

On January 3, 2000, we conducted tests of our systems for Year 2000 compliance. Based on our tests, we believe our systems and the systems of our third-party vendors and service providers are Year 2000 compliant. We intend to continue to monitor our systems for Year 2000 compliance, and in the event that we incur expenses associated with resolving Year 2000 compliance issues that arise, we intend to expense the operating costs as they are incurred and capitalize the capital costs as they are incurred. For the next fiscal year, we do not expect to incur any major operating or capital expenditures that would have a material impact on our financial condition or results of operations.

Quantitative and Qualitative Disclosures About Market Risks

Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollar or the Canadian dollar, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives. In the event we experience substantial growth in the future, our business and results of operations may be materially effected by changes in interest rates and certain other credit risk associated with its operations.

Acquisition of Plant and Equipment

We do not own any plant facilities or equipment. Our premises are rented. It is our intention to acquire our own servers and computers prior to the end of April 2000. We are in the process of acquiring furniture and fixtures for our warehouse/distribution facility and for our offices.

Item 7.  Financial Statements

Reference is made to the financial statements, the reports thereon, the notes thereto, and supplementary data commencing at page F-1 of this Form 10-KSB, which financial statements, reports, notes, and data are incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information set forth under the caption "Election of Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in Kidstoysplus.com, Inc.'s definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission on Schedule 14A on or before May 26, 2000 is incorporated herein by reference.

Item 10.  Executive Compensation

The information set forth under the captions  "Executive  Compensation and Other
Information"  and   "Compensation  of  Directors"  in  the  Proxy  Statement  is
incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" in the Proxy Statement to be filed with the Securities and Exchange Commission on Schedule 14A on or before May 26, 2000 is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

The information set forth under the caption "Certain Relationships and Related Transactions between Management and the Company" in the Proxy Statement to be filed with the Securities and Exchange Commission on Schedule 14A on or before May 26, 2000 is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit Number      Description
--------------      -----------

Exhibit 3.1(1) Articles of Incorporation of Kidstoysplus.com, Inc. filed on February 4, 1999.

Exhibit 3.2(1)      Bylaws of Kidstoysplus.com, Inc.

Exhibit 10.1(1) Independent Contractor Agreement by and between Rick Timcke, Kidstoysplus.com, Inc. and Trish Reader, Reticular Consulting dated June 9, 1999, related to website development.

Exhibit 10.2(1) Consulting Agreement by and Between Kidstoysplus.com, Inc. and Albert R. Timcke dated May 1, 1999.

Exhibit 10.3(1) Consulting Agreement by and between Kidstoysplus.com, Inc. and Brian C. Doutaz dated May 1, 1999.

Exhibit 10.4(1) Consulting Agreement by and between Kidstoysplus.com, Inc. and Gerald Wayne Williams dated May 1, 1999.

Exhibit 10.5(1)     Form   of   Indemnification   Agreement   by   and   between
                    Kidstoysplus.com, Inc. and certain officers and directors of Kidstoysplus.com, Inc.

Exhibit 10.6(1)     Form of Founder Subscription Agreement dated March 9, 1999.

Exhibit 10.7(1) Form of Private Placement Subscription Agreement by and between KIDSTOYSPLUS.COM, INC. and various subscribers.

Exhibit 10.8(1)     Kidstoysplus.com, Inc. 1999 Stock Option Plan.

Exhibit 10.9(2) Commercial Lease dated September 1, 1999 by and between Mr. Rick Timcke D.B.A. KidsToysPlus.com and Mr. W. Rautenberg.

Exhibit 10.10(2) Lease Agreement effective September 1, 1999 by and between KidsToysPlus.com, Inc. and S.G. Mechanical Installations Inc.

Exhibit 10.11(2) Form of pooling agreement by and among Kidstoysplus.com, Inc., certain Kidstoysplus.com shareholders and Albert R. Timcke effective April 6, 1999.

Exhibit 27.1        Financial Data Schedule.

--------------------

(1) Previously filed on June 18, 1999.
(2) Previously filed on September 23, 1999.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 11, 2000

                                          /s/ Albert R. Timcke
                                          --------------------------------------
                                          Albert R. Timcke, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                                 Date
---------                        -----                                 ----


/s/ Albert R. Timcke
-----------------------------
Albert R. Timcke                 President and Director             May 11, 2000
                                 (Principal Executive Officer)

/s/ Timothy J. Anderson
-----------------------------
Timothy J. Anderson              Director                           May 11, 2000

                             KIDSTOYSPLUS.COM, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      (Expressed in United States Dollars)

                                JANUARY 31, 2000

                                                                A Partnership of
                                                      Incorporated Professionals
DAVIDSON & COMPANY=========Chartered Accountants================================


                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
Kidstoysplus.com, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheet of Kidstoysplus.com, Inc. as at January 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the period from incorporation on February 4, 1999 to January 31, 2000. These financial statements, expressed in United States dollars, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kidstoysplus.com, Inc. as at January 31, 2000 and the results of its operations, changes in stockholders' equity and its cash flows for the period from incorporation on February 4, 1999 to January 31, 2000 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that Kidstoysplus.com, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                         /s/ Davidson & Company
Vancouver, Canada                                         Chartered Accountants
April 18, 2000

                   A Member of Accounting Group International
                   ==========================================

     Suite 1270, Stock Exchange Tower, 609 Granville Street, P.O. Box 10372,
                Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
                Telephone (604) 687-0947   Fax (604) 687-6172

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
BALANCE SHEET
(Expressed in United States Dollars)
AS AT JANUARY 31, 2000
================================================================================

ASSETS

Current
    Cash and equivalents                                                                $       11,372
    Prepaid expenses and deposits                                                                8,017
                                                                                        --------------
    Total current assets                                                                        19,389

Capital assets (Note 5)                                                                         10,323
                                                                                        --------------
Total assets                                                                            $       29,712
=======================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Accounts payable and accrued liabilities                                            $       56,419
                                                                                        --------------
    Total current liabilities                                                                   56,419
                                                                                        --------------
Stockholders' equity
    Capital stock (Note 6)
       Authorized
            25,000,000  common shares with a par value of $0.001
       Issued and outstanding
             9,968,084  common shares                                                            9,968
    Additional paid-in capital                                                                 239,274
    Stock subscriptions receivable (Note 8)                                                     (5,500)
    Deficit, accumulated during the development stage                                         (270,449)
                                                                                        --------------
    Total stockholders' equity                                                                 (26,707)
                                                                                        --------------

Total liabilities and stockholders' equity                                              $       29,712
=======================================================================================================


History and organization of the Company (Note 1)

Commitments (Note 11)

Subsequent events (Note 13)

 On behalf of the Board:

/s/ Timothy J. Anderson          Director   /s/ Albert R. Timcke       Director
---------------------------------          ----------------------------


   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Expressed in United States Dollars)
PERIOD FROM INCORPORATION ON FEBRUARY 4, 1999 TO JANUARY 31, 2000
================================================================================



INTEREST INCOME                                                                 $        4,389
                                                                                --------------
EXPENSES
    Amortization                                                                           828
    Consulting fees                                                                    116,853
    Entertainment and promotion                                                          6,234
    Equipment rental                                                                     3,013
    Investor relations                                                                   2,680
    Legal and accounting                                                                44,656
    Management fees                                                                      2,800
    Office and miscellaneous                                                            28,638
    Rent                                                                                 9,258
    Telephone and utilities                                                              9,301
    Transfer agent and filing fees                                                       5,708
    Travel and automobile                                                               14,842
    Website design and maintenance                                                      30,027
                                                                                --------------

                                                                                       274,838

Loss for the period                                                             $     (270,449)
===============================================================================================

Basic and diluted loss per share                                                $        (0.03)
===============================================================================================

Weighted average number of shares of common stock outstanding                        8,259,140
===============================================================================================





   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
================================================================================



                                                                                                 Deficit,
                                                                                                Accumulated
                                    Common Shares Issued        Additional          Stock       During the
                                  -----------------------        Paid-in        Subscriptions   Development
                                    Number        Amount         Capital          Receivable        Stage         Total
--------------------------------------------------------------------------------------------------------------------------

Balance, February 4,
   1999                                   -     $         -      $        -       $       -      $       -     $         -

hares issued for cash
   at $0.001 per share              100,000             100               -               -              -             100

Shares subscribed for
  cash at $0.001 per
  share                           5,500,000           5,500               -          (5,500)             -               -

Shares issued for cash
  at $0.01 per share              3,960,000           3,960          35,640               -              -          39,600
  at $0.50 per share                408,084             408         203,634               -              -         204,042

Loss for the period                       -               -               -               -       (270,449)       (270,449)
                                 -----------    ------------     -----------      -----------    -----------   ------------

Balance, January 31,
  2000                            9,968,084     $     9,968      $  239,274       $  (5,500)     $(270,449)    $   (26,707)
===========================================================================================================================






   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Expressed in United States Dollars)
PERIOD FROM INCORPORATION ON FEBRUARY 4, 1999 TO JANUARY 31, 2000
================================================================================


CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                                $     (270,449)
    Item not affecting cash:
       Amortization                                                                               828

    Changes in other operating assets and liabilities:
       Increase in prepaid expenses and deposits                                               (8,017)
       Increase in accounts payable and accrued liabilities                                    56,419
                                                                                       --------------
    Net cash used in operating activities                                                    (221,219)
                                                                                       --------------

CASH FLOWS FROM INVESTING ACTIVITY
    Capital assets acquired                                                                   (11,151)
                                                                                       --------------

CASH FLOWS FROM FINANCING ACTIVITY
    Capital stock issued for cash                                                             243,742
                                                                                       --------------

Cash and equivalents, end of period                                                    $       11,372
======================================================================================================

Cash paid during the period for interest                                               $            -
======================================================================================================

Cash paid during the period for income taxes                                           $            -
======================================================================================================


Supplemental disclosure with respect to cash flows (Note 10)



   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development  Stage Company)
NOTES TO THE FINANCIAL  STATEMENTS
(Expressed in United States Dollars)
JANUARY 31, 2000
================================================================================


1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was incorporated on February 4, 1999 under the laws of the state of Nevada. The Company is considered a development stage company, in accordance with SFAS #7.

     The Company is currently developing a retail web site specializing in children's toys and collectible products.

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

     =========================================================================
                                                                         2000
     -------------------------------------------------------------------------
     Deficit accumulated during the development stage          $     (270,449)
     Working capital deficiency                                       (37,030)
     =========================================================================

3.   SIGNIFICANT ACCOUNTING POLICIES

     Cash and equivalents

     Cash and equivalents include highly liquid investments with original maturities of three months or less.

     Revenue recognition

     Revenues from products and services are recognized at the time the goods are shipped or services provided to the customer, with an appropriate provision for returns and allowances.

     Stock-based compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

     Capital assets

     Capital assets are recorded at cost. Amortization is provided over the estimated useful life using the following methods:

        Computer equipment                          3 years straight-line
        Furniture and fixtures                      5 years straight-line

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JANUARY 31, 2000
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     Income taxes

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Use of estimates

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

     Reporting comprehensive income

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as at January 31, 2000.

     Disclosure about segments of an enterprise and related information

     Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment in Canada.

     Accounting for derivative instruments and hedging activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"),"Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, FASB issued SFAS 137 to defer the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JANUARY 31, 2000
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     Reporting on costs of start-up activities

     The American Institute of Certified Public Accountant's issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted SOP 98-5 during the current period.

     Foreign currency translation

     The Company accounts for foreign currency transactions under Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

     Loss per share

     Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" requires basic and diluted earnings per share to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock.

4.   FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and equivalents and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

5.   CAPITAL ASSETS

        ================================================================================================
                                                                            Accumulated              Net
                                                                     Cost   Amortization      Book Value
        ----------------------------------------------------------------- -------------- ---------------
        Computer equipment                                $        4,438  $          380 $        4,058
        Furniture and fixtures                                     6,713             448          6,265
                                                          --------------  -------------- --------------
                                                          $       11,151  $          828 $       10,323
        ================================================================================================

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JANUARY 31, 2000
================================================================================


6.   CAPITAL STOCK

     On April 6, 1999, the Company issued 5,600,000 and 3,960,000 shares of common stock under Rule 504 of Regulation D of the Securities Act of 1933 for total proceeds of $5,600 and $39,600, respectively.

     On April 7, 1999, the Company issued 408,084 shares of common stock under Rule 504 of Regulation D of the Securities Act of 1933 for total proceeds of $204,042.

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

     Escrow shares

     Included in issued capital stock as at January 31, 2000, are 1,980,000 common shares held in escrow pursuant to a pooling agreement dated April 6, 1999. Under the terms of the agreement, 330,000 shares of common stock are being released from escrow monthly.

7.   STOCK-BASED COMPENSATION

     On May 1, 1999, pursuant to Consulting Agreements, the Company granted options to directors and employees to acquire up to 1,000,000 shares of common stock of the Company at an exercise price of $0.10 per share and up to 1,000,000 shares of common stock of the Company at an exercise price of $0.25 per share.

     Following is a summary of the status of the plan during the period:

         ==================================================================================================

                                                                                                  Weighted
                                                                                                   Average
                                                                                    Number        Exercise
                                                                                 of Shares           Price
         --------------------------------------------------------------------------------------------------
         Outstanding, February 4, 1999                                                   -     $         -
         Granted                                                                 2,000,000            0.17
                                                                               -----------     -----------
         Outstanding, January 31, 2000                                           2,000,000     $      0.17
                                                                               ===========     ===========
         Weighted average fair value of options granted during the period                $ Nil
         ==================================================================================================

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JANUARY 31, 2000
================================================================================


7.   STOCK-BASED COMPENSATION (cont'd.....)

     Following is a summary of the status of options outstanding at January 31, 2000:

     =================================================================================================================
                         Outstanding Options                                            Exercisable Options
     ---------------------------------------------------------------          ----------------------------------------
                              Weighed Average
                                    Remaining              Exercise                                          Exercise
                 Number      Contractual Life                 Price                        Number               Price
     -----------------------------------------------------------------------------------------------------------------
              2,000,000            5.26 years                $ 0.17                     2,000,000             $  0.17
     =================================================================================================================


     The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plan which follows the intrinsic value based method for accounting for compensation resulting from the granting of options. There was no compensation expense incurred based on options granted. Since the fair value of these options was $Nil upon granting, net loss and loss per share would not have been adjusted had compensation cost been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123. The fair value of each option granted is estimated on the grant date using the Black Scholes Model.

     The assumptions used in calculating fair value are as follows:

     ==================================================================

                                                                  1999

     ------------------------------------------------------------------

     Risk-free interest rate                                      7.0%
     Expected life of options                                  6 years
     Expected volatility                                        0.001%
     Expected dividend yield                                      0.0%
     ==================================================================

     The Company has also approved a Stock Option Plan for officers, employees and consultants of the Company. The Company has reserved 1,500,000 common shares of its unissued share capital for this plan. No options have been granted under the plan. The plan provides for vesting of options granted pro-rata over four years from the date of grant.

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

          iii) the termination of the officer, employee or consultants upon cause.

          iv) three months after the termination of the officer, employee or consultant other than by cause, death or disability. v) one year after the date of termination of the officer, employee or consultant due to death or disability.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JANUARY 31, 2000
================================================================================


8.   STOCK SUBSCRIPTIONS RECEIVABLE

     Pursuant to Stock Subscription Agreements dated March 9, 1999, the Company issued 5,600,000 shares of common stock for proceeds of $5,600. As at January 31, 2000, $100 of the proceeds have been received. The remaining $5,500 is due from the president of the Company. The $5,500 was paid to the Company by the president subsequent to January 31, 2000.

9.   RELATED PARTY TRANSACTIONS

     During the period ended January 31, 2000, the Company entered into the following transactions with related parties:

     a)   Paid $2,800 in management fees to the president of the Company.

     b) Paid consulting fees of $51,600 to the president and $18,000 to a director of the Company.

     Included in accounts payable as at January 31, 2000 is $18,000 due to a director of the Company.

10.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

     The significant non-cash transaction for the period ended January 31, 2000 consisted of the Company issuing 5,500,000 shares of common stock in the amount of $5,500 in exchange for a stock subscription receivable.

11.  COMMITMENTS

     a) The Company entered into Consulting Agreements with directors and employees of the Company, effective May 1, 1999, for terms of five years. The agreements call for consulting fees totalling $9,000 per month to be paid. Monthly hours worked by the directors or employees in excess of the base hourly commitments in the agreements will be paid at a rate of $100 per hour.

          Subsequent to January 31, 2000, the Company terminated one of the Consulting Agreements described above, with a director of the Company. The agreement called for consulting fees totalling $2,000 per month to be paid.

     b)   The Company has stock option plans as disclosed in Note 7.

     c) The Company is committed to future minimum lease payments for operating leases for premises and office equipment of:

           Year ended January 31, 2001                            $       20,365
           Year ended January 31, 2002                                     1,485
                                                                  --------------
                                                                  $       21,850

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JANUARY 31, 2000
================================================================================


12.  INCOME TAXES

     The Company's total deferred tax asset is as follows:

        Tax benefits of net operating loss carryforward         $      101,586
        Valuation allowance                                           (101,586)
                                                                ---------------
                                                                $           -
                                                                ===============


     The  Company  has  a  net  operating  loss  carryforward  of  approximately
     $267,332. The valuation allowance increased to $101,586 for the period ended January 31, 2000 since the realization of the operating loss carryforwards are doubtful. It is reasonably possible that the Company's estimate of the valuation allowance will change. The operating loss carryforwards will expire in the 2007 fiscal year.

13.  SUBSEQUENT EVENTS

     The following transactions occurred subsequent to January 31, 2000:

     a) The Company completed a private placement financing of 590,400 units at $1.25 per unit for total proceeds of $738,000. Each unit consists of one share of common stock and one non-transferrable share purchase warrant. Each warrant entitles the holder to purchase one share of common stock of the Company at $1.625 per common share for one year from the date of issuance.

     b) Options to purchase 400,000 shares of common stock at $0.10 per share and 400,000 shares of common stock at $0.25 per share were exercised.

     c) Pursuant to its Stock Option Plan, the Company granted options to a director and employee of the Company to acquire 350,000 shares of common stock at a price of $1.00 per share, exercisable to April 5, 2010.

14.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

Exhibit Number      Description
--------------      -----------

Exhibit 3.1(1) Articles of Incorporation of Kidstoysplus.com, Inc. filed on February 4, 1999.

Exhibit 3.2(1)      Bylaws of Kidstoysplus.com, Inc.

Exhibit 10.1(1) Independent Contractor Agreement by and between Rick Timcke, Kidstoysplus.com, Inc. and Trish Reader, Reticular Consulting dated June 9, 1999, related to website development.

Exhibit 10.2(1) Consulting Agreement by and Between Kidstoysplus.com, Inc. and Albert R. Timcke dated May 1, 1999.

Exhibit 10.3(1) Consulting Agreement by and between Kidstoysplus.com, Inc. and Brian C. Doutaz dated May 1, 1999.

Exhibit 10.4(1) Consulting Agreement by and between Kidstoysplus.com, Inc. and Gerald Wayne Williams dated May 1, 1999.

Exhibit 10.5(1)     Form   of   Indemnification   Agreement   by   and   between
                    Kidstoysplus.com, Inc. and certain officers and directors of Kidstoysplus.com, Inc.

Exhibit 10.6(1)     Form of Founder Subscription Agreement dated March 9, 1999.

Exhibit 10.7(1) Form of Private Placement Subscription Agreement by and between KIDSTOYSPLUS.COM, INC. and various subscribers.

Exhibit 10.8(1)     Kidstoysplus.com, Inc. 1999 Stock Option Plan.

Exhibit 10.9(2) Commercial Lease dated September 1, 1999 by and between Mr. Rick Timcke D.B.A. KidsToysPlus.com and Mr. W. Rautenberg.

Exhibit 10.10(2) Lease Agreement effective September 1, 1999 by and between KidsToysPlus.com, Inc. and S.G. Mechanical Installations Inc.

Exhibit 10.11(2) Form of pooling agreement by and among Kidstoysplus.com, Inc., certain Kidstoysplus.com shareholders and Albert R. Timcke effective April 6, 1999.

Exhibit 27.1        Financial Data Schedule.

--------------------

(1) Previously filed on June 18, 1999.
(2) Previously filed on September 23, 1999.