Form 10QSB
period 2000-04-30
KIDSTOYSPLUS COM INC
filed 2000-06-14
CIK 1084551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                 April 30, 2000


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


               Number of Shares of Common Stock, $0.001 Par Value,
                         Outstanding at April 30, 2000:
                                   10,558,484

                             KIDSTOYSPLUS.COM, INC.

                              For the Quarter Ended
                                 April 30, 2000


                              INDEX TO FORM 10-QSB

                                                                                                      Page
                                                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Balance Sheets:
         - January 31, 2000 and April 30, 2000..........................................................1

        Statements of Operations:
         - For the Three Months Ended April 30, 2000....................................................2

        Statement of Changes in Stockholders' Equity
         - For the Period February 4, 1999 to April 30, 2000............................................3

        Statements of Cash Flow:
          - For the Three Months Ended April 30, 2000...................................................4

Notes to Financial Statements...........................................................................5

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...........................................................12

PART II - OTHER INFORMATION............................................................................16

ITEM 1  LEGAL PROCEEDINGS..............................................................................16

ITEM 2  CHANGES IN SECURITIES..........................................................................16

ITEM 3  DEFAULTS UPON SENIOR SECURITIES................................................................16

ITEM 4  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..............................................16

ITEM 5  OTHER INFORMATION..............................................................................16

ITEM 6  EXHIBITS AND REPORTS ON FROM 8-K...............................................................16


                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)
================================================================================

                                                                                           April 30,     January 31,
                                                                                                2000            2000
---------------------------------------------------------------------------------------------------------------------
ASSETS

Current
    Cash and cash equivalents                                                          $     489,590    $     11,372
     Accounts receivable                                                                       4,484               -
     Inventory                                                                                 6,434               -
     Prepaid expenses and deposits                                                             8,163           8,017
                                                                                       -------------    ------------
    Total current assets                                                                     508,671          19,389

Capital assets (Note 5)                                                                       27,913          10,323
                                                                                       -------------    ------------
Total assets                                                                           $     536,584    $     29,712
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Accounts payable and accrued liabilities                                           $      13,405    $     56,419
                                                                                       -------------    ------------
    Total current liabilities                                                                 13,405          56,419
                                                                                       -------------    ------------

Stockholders' equity
    Capital stock (Note 6)
       Authorized
              25,000,000 common shares with a par value of $0.001
       Issued and outstanding
              10,558,484 common shares (January 31, 2000 - 9,968,084)                         10,558           9,968
    Additional paid-in capital                                                               902,884         239,274
    Stock subscriptions receivable                                                                 -          (5,500)
    Deficit, accumulated during the development stage                                       (390,263)       (270,449)
                                                                                       -------------    ------------
    Total stockholders' equity                                                               523,179         (26,707)
                                                                                       -------------    ------------
Total liabilities and stockholders' equity                                             $     536,584    $     29,712
=====================================================================================================================

History and organization of the Company (Note 1)
Commitments (Note 11)


On behalf of the Board:

                             Director                                  Director
-----------------------------          --------------------------------



   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)
================================================================================



                                                                                 Cumulative
                                                                                    Amounts
                                                                                       From                      Period From
                                                                                February 4,     Three Month      February 4,
                                                                                       1999    Period Ended          1999 to
                                                                               to April 30,       April 30,        April 30,
                                                                                       2000            2000             1999
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME                                                                $      6,496     $     2,107       $      555
                                                                               -------------    -----------       -----------

EXPENSES
    Amortization                                                                      2,016           1,188                -
    Consulting fees                                                                 186,792          69,939            6,600
    Entertainment and promotion                                                      10,272           4,038                -
    Equipment rental                                                                  3,537             524                -
    Investor relations                                                               11,430           8,750                -
    Legal and accounting                                                             48,960           4,304            3,924
    Management fees                                                                   2,800               -            2,800
     Marketing and advertising                                                        1,130           1,130                -
    Office and miscellaneous                                                         42,516          13,878            3,070
    Rent and security                                                                15,299           6,041                -
    Telephone and utilities                                                          13,337           4,036              767
    Transfer agent and filing fees                                                    6,146             438                -
    Travel and automobile                                                            22,497           7,655                -
    Website design and maintenance                                                   30,027               -                -
                                                                               -------------    -----------       -----------
                                                                                    396,759         121,921           17,161
                                                                               -------------    -----------       -----------
Loss for the period                                                            $   (390,263)    $  (119,814)      $  (16,606)
=============================================================================================================================
Basic and diluted loss per share                                                                $     (0.01)      $    (0.01)
=============================================================================================================================
Weighted average number of shares of common stock outstanding                                    10,118,964        4,767,001
=============================================================================================================================








   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)
================================================================================




                                       Common Shares              Additional            Stock      During the           Total
                               -------------------------------       Paid-in    Subscriptions     Development   Shareholders'
                                      Shares           Amount        Capital       Receivable           Stage          Equity
------------------------------------------------------------------------------------------------------------------------------
Balance, February 4,
  1999                                      -      $        -       $       -     $        -      $        -      $         -

Shares issued for cash
  at $0.001 per share                 100,000             100               -              -               -              100

Shares subscribed for
  cash at $0.001 per
  Share                             5,500,000           5,500               -         (5,500)              -                -

Shares issued for  cash:
  at $0.01 per share                3,960,000           3,960          35,640              -               -           39,600
  at $0.50 per share                  408,084             408         203,634              -               -          204,042

Loss for the period                         -               -               -              -        (270,449)        (270,449)
                                 -------------    ------------     ------------  ------------     ------------    ------------

Balance, January 31,
    2000                            9,968,084           9,968         239,274         (5,500)       (270,449)         (26,707)

Shares issued for cash at
  $1.25 per share                     590,400             590         737,410              -               -          738,000

Share issuance costs                        -               -         (73,800)             -               -          (73,800)

Stock subscriptions
  received                                  -               -               -          5,500               -            5,500

Loss for the period                         -               -               -              -        (119,814)        (119,814)
                                 -------------    ------------     ------------  ------------     ------------    ------------
Balance, April 30,
  2000                             10,558,484      $   10,558      $  902,884      $       -      $ (390,263)     $   523,179
==============================================================================================================================








   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)
================================================================================



                                                                                 Cumulative
                                                                                    Amounts
                                                                                       From                      Period From
                                                                                February 4,     Three Month      February 4,
                                                                                       1999    Period Ended          1999 to
                                                                               to April 30,       April 30,        April 30,
                                                                                       2000            2000             1999
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                       $   (390,263)     $ (119,814)      $  (16,606)
    Item not affecting cash:
       Amortization                                                                  2,016           1,188                -

    Changes in other operating assets and liabilities:
       Increase in accounts receivable                                              (4,484)         (4,484)               -
       Increase in inventory                                                        (6,434)         (6,434)               -
       Increase in prepaid expenses and deposits                                    (8,163)           (146)          (8,312)
       Increase in due to related party                                                  -               -            1,100
       Increase (decrease) in accounts payable and accrued liabilities              13,405         (43,014)           2,000
                                                                              -------------     -----------      -----------
    Net cash used in operating activities                                         (393,923)       (172,704)         (21,818)
                                                                              -------------     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital assets acquired                                                        (29,929)        (18,778)               -
                                                                              -------------     -----------      -----------
    Net cash used in investing activities                                          (29,929)        (18,778)               -
                                                                              -------------     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Stock subscriptions received                                                     5,500           5,500                -
    Capital stock issued for cash                                                  981,742         738,000          243,742
    Share issuance costs                                                           (73,800)        (73,800)               -
                                                                              -------------     -----------      -----------
    Net cash provided by financing activities                                      913,442         669,700          243,742
                                                                              -------------     -----------      -----------

Change in cash and cash equivalents for the period                                 489,590         478,218                -

Cash and cash equivalents, beginning of period                                           -          11,372                -
                                                                              -------------     -----------      -----------
Cash and cash equivalents, end of period                                      $    489,590      $  489,590       $   221,924
=============================================================================================================================
Cash paid during the period for interest                                      $          -      $        -       $        -
=============================================================================================================================
Cash paid during the period for income taxes                                  $          -      $        -       $        -
=============================================================================================================================




Supplemental   disclosure  for  non-cash  operating,   financing  and  investing
activities (Note 12)



   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)
APRIL 30, 2000
================================================================================


1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was incorporated on February 4, 1999 under the laws of the state of Nevada. The Company is considered a development stage company, in accordance with SFAS #7.

     The Company is currently developing a retail web site specializing in children's toys and collectible products.

     In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended January 31, 2000. The results of operations for the period ended April 30, 2000 are not necessarily indicative of the results to be expected for the year ending January 31, 2001.

2.   GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through equity financings.


     ================================================================================================
                                                                           April 30,     January 31,
                                                                                2000            2000
     -------------------------------------------------------------------------------- ---------------
     Deficit accumulated during the development stage                    $  (390,263)    $ (270,449)
     Working capital (deficiency)                                            495,266        (37,030)
     ================================================================================================


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

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)
APRIL 30, 2000
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     Capital assets and amortization

     Capital assets are recorded at cost. Amortization is provided over the estimated useful life using the following methods:

        Computer equipment                         3 years straight-line
        Furniture and fixtures                     5 years straight-line
        Camera equipment                           5 years straight-line

     Revenue recognition

     Revenues from products and services are recognized at the time the goods are shipped or services provided to the customer, with an appropriate provision for returns and allowances.

     Inventory

     Inventory is recorded at the lower of cost or net realizable value.

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

     Reporting comprehensive income

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as at April 30, 2000.

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

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)
APRIL 30, 2000
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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

     Reporting on costs of start-up activities

     The American Institute of Certified Public Accountant's issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company has adopted SOP 98-5.

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

4.   FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)
APRIL 30, 2000
================================================================================


5.   CAPITAL ASSETS

     ====================================================================================================================
                                                                                                   Net Book Value
                                                                                           --------------- --------------
                                                                               Accumulated       April 30,    January 31,
                                                                      Cost    Amortization            2000           2000
     --------------------------------------------------------------------------------------------------------------------
     Computer equipment                                        $    19,676     $    1,173      $   18,503     $     4,058
     Furniture and fixtures                                          9,429            828           8,601           6,265
     Camera equipment                                                  823             14             809               -
                                                              -------------   ------------    ------------   ------------
                                                               $    29,928     $    2,015      $   27,913     $    10,323
     ====================================================================================================================


6.   CAPITAL STOCK

     On April 6, 1999, the Company issued 5,600,000 and 3,960,000 shares of common stock under Rule 504 of Regulation D of the Securities Act of 1933 for total proceeds of $5,600 and $39,600, respectively.

     On April 7, 1999, the Company issued 408,084 shares of common stock under Rule 504 of Regulation D of the Securities Act of 1933 for total proceeds of $204,042.

     On April 7, 2000, the Company completed a private placement whereby it issued 590,400 units under Rule 506 of Regulation D and S of the Securities Act of 1933 at $1.25 per unit for total proceeds of $738,000. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one share of common stock of the Company at a price of $1.625 per common share until April 7, 2001.

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

     Escrow shares

     Included in issued capital stock as at April 30, 2000, are 1,980,000 common shares held in escrow pursuant to a pooling agreement dated April 6, 1999. Under the terms of the agreement, 330,000 shares of common stock are being released from escrow monthly.

7.   WARRANTS

     As at April 30, 2000, the Company has 590,400 warrants outstanding Each warrant entitles the holder to purchase one share of common stock of the Company at $1.625 per common share until April 7, 2001.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)
APRIL 30, 2000
================================================================================


8.   STOCK OPTIONS

     As at April 30, 2000, the following stock options were outstanding:

     ===========================================================================

                   Number            Exercise
                of Shares               Price                   Expiry Date
     ---------------------------------------------------------------------------

                1,000,000             $  0.10                   May 5, 2005
                1,000,000                0.25                   May 5, 2005
                  350,000                1.00                   April 5, 2010
     ===========================================================================


9.   STOCK-BASED COMPENSATION

     On May 1, 1999 pursuant to Consulting Agreements, the Company granted options to directors and employees to acquire up to 1,000,000 shares of common stock of the Company at an exercise price of $0.10 per share and up to 1,000,000 shares of common stock of the Company at an exercise price of $0.25 per share.

     On April 5, 2000, pursuant to its Stock Option Plan, the Company granted options to a director and an employee to acquire 350,000 shares of common stock of the Company at an exercise price of $1.00 per share.

     The Company's stock Option Plan has reserved 1,500,000 common shares of its unissued share capital for officers, employees and consultants of the Company. To date, 350,000 options have been granted under the plan. The plan provides for vesting of options granted pro-rata over four years from the date of grant.

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

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)
APRIL 30, 2000
================================================================================



9.   STOCK-BASED COMPENSATION (cont'd ...)

     Following is a summary of stock option activity:

     ====================================================================================================================
                                                                                                                Weighted
                                                                                                                 Average
                                                                                                  Number        Exercise
                                                                                               Of Shares           Price
     --------------------------------------------------------------------------------------------------------------------
     Outstanding, February 4, 1999                                                                    -        $       -
     Granted                                                                                   2,000,000            0.17
                                                                                             ------------    ------------
     Outstanding, January 31, 2000                                                             2,000,000            0.17
     Granted                                                                                     350,000            1.00
                                                                                             ------------    ------------
     Outstanding, April 30, 2000                                                               2,350,000       $    0.30
                                                                                             ============    ============
     Weighted average fair value of options granted during the period                                  $ Nil
     ====================================================================================================================


     The weighted average fair value of options granted to directors and employees during the period ended April 30, 2000 was $1.12 per share.


     Following is a summary of the status of options outstanding at April 30, 2000:

     ====================================================================================================================
                            Outstanding Options                                            Exercisable Options
     ------------------------------------------------------------------          ----------------------------------------
                                 Weighed Average
                                       Remaining              Exercise                                          Exercise
                    Number      Contractual Life                 Price                        Number               Price
     --------------------------------------------------------------------------------------------------------------------
                 2,000,000          5.0 years                 $ 0.17                     2,000,000             $  0.17
                   350,000          4.9 years                   1.00                       350,000                1.00
     ====================================================================================================================

     Compensation

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plan which follows the intrinsic value based method for accounting for compensation resulting from the granting of options. Had compensation cost been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)
APRIL 30, 2000
================================================================================


9.   STOCK-BASED COMPENSATION (cont'd ...)

                                                         Cumulative
                                                            Amounts
                                                               From                      Period From
                                                        February 4,     Three Month      February 4,
                                                               1999    Period Ended          1999 to
                                                       to April 30,       April 30,        April 30,
                                                               2000            2000             1999
-----------------------------------------------------------------------------------------------------
Net loss
  As reported                                            $   (390,263)    $  (119,814)      $  (16,606)
  Pro forma                                                         -        (130,441)         (16,606)

Basic and diluted loss per share
  As reported                                                           $     (0.01)      $    (0.01)
  Pro forma                                                             $     (0.01)      $    (0.01)

     The fair value of each option granted is estimated using the Black Scholes option pricing model. The assumptions used in calculating fair value are as follows:

     The assumptions used in calculating fair value are as follows:

     ==========================================================================
                                                          2000            1999
     --------------------------------------------------------------------------
     Risk-free interest rate                             6.58%             -
     Expected life of options                          2 years             -
     Expected volatility                                0.864%             -
     Expected dividend yield                              0.0%             -
     ==========================================================================


10.  RELATED PARTY TRANSACTIONS

     During the period ended April 30, 2000, the Company entered into the following transactions with related parties:

     a) The Company paid consulting fees of $20,000 to the president, $10,000 to a director of the Company and $18,000 to a former director of the Company.

     b) The Company paid $Nil (April 30, 1999 - $2,800) in management fees to the president of the Company.

     Included in accounts payable is an amount of $Nil (January 31, 2000 - $18,000) due to a director of the Company.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)
APRIL 30, 2000
================================================================================


11.  COMMITMENTS

     a) The Company entered into Consulting Agreements with directors and employees of the Company, effective May 1, 1999, for terms of five years. The agreements call for consulting fees totalling $9,000 per month to be paid. Monthly hours worked by the directors or employees in excess of the base hourly commitments in the agreements will be paid at a rate of $100 per hour.

          On April 7, 2000, the Company terminated one of the Consulting Agreements, described above, with a director of the Company. The agreement called for consulting fees totalling $2,000 per month to be paid.

     b)   The Company has stock option plans as disclosed in Note 8.

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


12. SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES

     There were no significant non-cash transactions for the period ended April 30, 2000.

     The significant non-cash transaction for the period ended April 30, 1999 consisted of the Company issuing 5,500,000 common shares in the amount of $5,500 in exchange for a stock subscription receivable.

13.  INCOME TAXES

     The Company's total deferred tax asset is as follows:

        ==============================================================================================
                                                                            April 30,     January 31,
                                                                                 2000            2000
        ----------------------------------------------------------------------------------------------
        Tax benefits of net operating loss carryforward                  $    148,300     $   101,586
        Valuation allowance                                                  (148,300)       (101,586)
                                                                         -------------    ------------
                                                                         $          -      $        -
        ==============================================================================================

     The Company has a net operating loss carryforward of approximately $390,263. The valuation allowance increased from $101,586 to $148,300 for the period ended April 30, 2000 since the realization of the operating loss carryforwards are doubtful. It is reasonably possible that the Company's estimate of the valuation allowance will change. The operating loss carryforwards will expire in the 2007 and 2008 fiscal years.

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

Actual results could differ materially form those projected in forward-looking statements. Additional information and factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in this Form 10-QSB, and in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-KSB on file with the Securities and Exchange Commission. The Company desires to take advantage of certain provisions in the Private Securities Litigation Reform Act of 1995, which provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company hereby cautions stockholders, prospective investors in the Company, and other readers to not place undue reliance on these forward-looking statements, which can only address known events as of the date of this report.

General Overview

Kidstoysplus.com, Inc. (the "Company," "we" or "us"), was organized and incorporated under the laws of the State of Nevada on February 4, 1999. We developed and operate a retail website on the Internet specializing in marketing children's products, including children's toys, collectable toy items and hobby related products. In the future, we may offer books, music, story line CD's, audio-tapes, movies, video games and educational products on our website.

The following discussion and analysis explains our results of operations for the three month fiscal quarter from February 1, 2000 to April 30, 2000 and our financial condition. You should review our discussion and analysis of financial condition in conjunction with our financial statements and the related notes, as well as statements detailed in the Company's Securities and Exchange Commission filings.

Results of Operations

     Fiscal Quarter Ended April 30, 2000

Revenues. We unofficially launched our website during the quarter ended April 30, 2000. As of April 30, 2000, we had approximately 50 to 70 items in stock and posted for sale on our website. We anticipate we will officially launch our website on on before June 30, 2000. We anticipate that we will increase our inventory to approximately 900 to 1,200 items when we officially launch our site. During our fiscal quarter ending April 30, 2000, we did not generate any significant revenues from our operations. We had interest income in the amount of $2,107.

Expenses. During our fiscal quarter ended April 30, 2000, we incurred total expenses of $121,921 related primarily to: (i) developing our website technologies, (ii) establishing our warehouse and service center in Courtenay, British Columbia, Canada, (iii) hiring staff and (iv) purchasing our opening inventory. During the fiscal quarter, we paid consulting fees in the amount of $69,939, which included fees paid to: (i) Reticular Consulting, our website developer, (ii) Axel Miedbrodt our Operations Manager, (iii) Ian Martinovsky, our corporate communications consultant, (iv) fees paid to a data entry clerk and two internal programmers, (v) fees paid to Albert R. Timcke, our President,
(vi) fees paid to Gerry Williams (an external consultant) and (vii) fees paid to Mr. Brian Doutaz, a former director, who resigned April 7, 2000. We paid legal and accounting fees of $4,304 during the fiscal quarter ending April 30, 2000 related to the preparation of our filings with the Securities and Exchange Commission and other legal and accounting matters. We incurred other expenses including: travel expenses of $7,655, telephone expenses of $4,036, rent expenses of $6,041, investor relations expenses of $8,750, entertainment and promotion expenses of $4,038 and office and miscellaneous expenses of $13,878. During the quarter ended April 30, 2000, we paid Mr. Brian Doutaz's office charges for 1999. Several of the expenses related to establishing our warehouse and service facilities and filing fees are non-reoccurring expenses. We anticipate, however, that our operating and administrative expenses will increase during the second quarter and third quarter of our fiscal year 2000 as we officially launch our website and hire additional personnel for our operations.

Net Loss.  We had a loss of $119,814 for the fiscal period ended April 30, 2000.

Plan of Operation

During our fiscal quarter ended April 30, 2000, we experienced delay in the development of our website technologies and experienced a delay in our attempt to officially launch the website. We successfully closed a portion of the private placement that the Company planned in April of 2000, for gross proceeds of $ 738,000.

We entered into arrangements to participate in the affiliate programs of other Internet toy retailers such as Amazon.com, eToys and eHobbies. We believe that this will allow us to supplement our inventory and will allow us to commercially launch our website to the public on or before June 30, 2000. The affiliate programs of Amazon.com, eToys and eHobbies pay us a transaction fee based on the purchases orginated from our website.

After the official launch of our website, we intend to focus on (i) recruiting and (ii) training additional qualified operational and sales personnel; (iii) intensifying promotional efforts for the Kidstoysplus.com Website and brand name; (iv) building market awareness and attracting customers to the Kidstoysplus.com website; (v) refining our distribution and fulfillment operations strategy; (vi) actively marketing merchandise through our Kidstoysplus.com website; (vii) expanding the product line and mix of products available on the Kidstoysplus.com website; (viii) developing strategic relationships with additional fulfillment vendors; (ix) expanding the content on the Kidstoysplus.com website to appeal to our target markets; and (x) developing functional cross marketing programs and marketing information systems for our client base.

Capital Requirements

We anticipate our operating budget to implement our business plan and to meet our financial obligations during the remainder of our fiscal year ending January 31, 2001, will be as follows:

                                                                          PERIOD
                                                                   Fiscal Quarter Ended
                                               ------------------- -------------------- ------------------
                 DESCRIPTION                        July 31,           October 30,          January 31,
                                                      2000                2000                 2001
                                               ------------------- -------------------- ------------------
Accounting and legal expenses.                       $5,000             $15,000             $10,000
Office and administration                           $20,000             $40,000             $20,000
Website design and posting                          $10,000             $20,000             $20,000
Web maintenance and software upgrades                   Nil                 Nil                 Nil
Warehouse and office facilities                      $2,000              $5,000              $5,000
Company marketing expense                               Nil            $100,000             $20,000
Selective product inventory for                     $50,000            $100,000             $20,000
 beginning Inv. 2000
Working capital                                     $10,000             $20,000             $30,000
                                               ------------------- -------------------- ------------------
Totals                                              $97,000            $300,000            $125,000


Liquidity and Capital Resources

As of April 30, 2000, we had working capital on hand in the amount of $495,266. We had cash or cash equivalents of $489,590 and prepaid expenses and deposits in the amount of $8,163. We had accounts payable and accrued liabilities in the amount of $13,405.

We anticipate that our working capital is sufficient to satisfy our cash requirements through January 31, 2001. We anticipate we will be required to raise financing towards the fall of 2000 to allow the Company to expand operations early in 2001. We anticipate that we will be required to raise at least $500,000 during fiscal year 2000 to meet our anticipated cash requirements related to the possible expansion to Company operations selling merchandise, including acquiring inventory, marketing expenses, hiring additional personnel and refining our website and distribution center technologies.

We closed a private placement of $738,000 during the fiscal quarter ended April 30, 2000. The private placement consisted of a sale of our Units, each such Unit consisting of common stock and a nontransferable stock purchase warrant exercisable to acquire one share of our common stock. We are attempting to raise additional capital by closing the total portion of Units available in this private placement. We cannot assure we will successfully complete such private placement in a timely manner, if at all.

We believe our estimates of our capital requirements to be reasonable. The capital requirements are only estimates and can change for many different reasons, some of which are beyond our control. We are a development stage company and are in the process of finalizing the design of our website and completing the development of our warehouse and customer service facility. We began testing our website in mid-November 1999 and anticipate that we will commercially launch our website to the public beginning on or before June 30, 2000. Reticular Consulting and our internal company programmers are currently in the process of refining our website and internal operating systems for our anticipated launch. We are in the process of finalizing our product lines and making arrangements to purchase inventory. We are also exploring the possibility of obtaining a credit facility and/or manufacturer/distributor financing to acquire inventory.

We cannot assure you that we will be able to obtain financing, a line of credit or manufacturer/distributor financing in a timely manner or on acceptable terms, if at all. If we are unable to obtain financing to purchase inventory, we intend to launch our website and offer the products of other Internet retailers through their affiliate programs. There is a substantial risk that such a strategy will adversely affect our ability to build value in our "Kidstoysplus" brand name, which may have an adverse affect on our business and our ability to compete effectively. We cannot assure you that we will successful launch our website or that we will ever be able to successfully compete against estiablished competitors.

Product Research and Development

Reticular Consulting of Victoria, British Columbia along with company programmers are developing our Kidstoysplus.com website. Under the terms of our agreement with Reticular Consulting, we pay Reticular a hourly consulting fee. We also anticipate that we will spend approximately $25,000 - $50,000 to complete development of our customer service and support systems, inventory control systems, distribution and logistical facilitation systems, accounting systems and other internal control systems.

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

We cannot assure you that we will successfully complete development and testing of the technologies related to our website or our internal systems on a timely basis, if at all.

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

Personnel

As of April 30, 2000, we had 7 full time personnel. Albert R. Timcke, a director and our President, assist with strategic corporate planning, financing activities and product research and development. Axel Miedbrodt is our Vice President of Operations and has been establishing our distribution and customer service facilities. Ian Martinovsky assists with our corporate communications and marketing, Marcow Miedbrodt and Parminder Kaila as website programmers and Caroline Miskenack as respection and data entry. Trish Reader of Reticular Consulting is a consultant that is designing our website and assisting us with developing our internal distribution and customer service systems. For the fiscal quarter ended April 30, 2000, we also had two part-time consultants, Brian C. Doutaz, a former director and Gerald W. Williams, who assist us with general administrative management and marketing functions. On April 7, 2000, Mr. Doutaz resigned as a director and officer of the Company and no longer has any formal involvement with us. In the near future, we may engage additional consultants to assist us with the development or licensing of software and information systems and the implementation of our business plan.

For the fiscal year 2000, we anticipate that we will employ additional staff to provide 1-800 consumer support services and to staff our distribution warehouse and to provide assist us with administration functions as the Company expands.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          None.

ITEM 2.  CHANGES IN SECURITIES

          None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None.

ITEM 5.  OTHER INFORMATION

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

KIDSTOYSPLUS.COM, INC.
----------------------
(Registrant)



Date: June 13, 2000



/s/ Albert R. Timcke
------------------------------
Albert R. Timcke, Chairman of the
Board of Directors, President, Secretary
(principal executive officer and director,
principal accounting officer)