Form 10QSB
period 2000-07-31
KIDSTOYSPLUS COM INC
filed 2000-09-14
CIK 1084551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                  July 31, 2000


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



           1000-355 Burrard Street Vancouver, British Columbia V6C 2G8
           -----------------------------------------------------------
              (Address of registrant's principal executive office)

                                 1-877-566-1212
                         -------------------------------
                         (Registrant's telephone number)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


               Number of Shares of Common Stock, $0.001 Par Value,
                         Outstanding at July 31, 2000:
                                   10,558,484

                             KIDSTOYSPLUS.COM, INC.
                              For the Quarter Ended
                                  July 31, 2000

                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                1

ITEM 1. FINANCIAL STATEMENTS:                                                 1

        Balance Sheets:
        - January 31, 2000 and July 31, 2000 .................................1

        Statements of Operations:
        - For the Three Months Ended July 31, 2000 ...........................2

        Statement of Changes in Stockholders' Equity
        - For the Period Ended July 31, 2000 .................................3

        Statements of Cash Flow:
        - For the Three Months Ended July 31, 2000 ...........................4

        Notes to Financial Statements ........................................5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS .................................14

PART II - OTHER INFORMATION .................................................18

ITEM 1. LEGAL PROCEEDINGS ...................................................18

ITEM 2. CHANGES IN SECURITIES ...............................................19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES .....................................19

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS ...................19

ITEM 5. OTHER INFORMATION ...................................................20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ....................................20

SIGNATURES ..................................................................21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

===============================================================================================================
                                                                                     July 31,      January 31,
                                                                                         2000             2000
---------------------------------------------------------------------------------------------------------------
ASSETS

Current
    Cash and cash equivalents                                                   $     247,721      $   11,372
     Accounts receivable                                                                9,622              -
     Inventory                                                                         40,051              -
     Prepaid expenses and deposits                                                      8,502           8,017
    Due from related parties (Note 5)                                                  46,073               -
                                                                                --------------     -----------
    Total current assets                                                              351,969          19,389

Capital assets (Note 6)                                                                27,536          10,323
                                                                                --------------     -----------
Total assets                                                                    $     379,505      $   29,712
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Accounts payable and accrued liabilities                                    $       5,171      $   56,419
                                                                                --------------     -----------
    Total current liabilities                                                           5,171          56,419
                                                                                --------------     -----------
Stockholders' equity
    Capital stock (Note 7)
       Authorized
               25,000,000  common shares with a par value of $0.001
       Issued and outstanding
               10,558,484  common shares (January 31, 2000 - 9,968,084)                10,558           9,968
    Additional paid-in capital                                                        902,884         239,274
    Stock subscriptions receivable                                                        -            (5,500)
    Deficit, accumulated during the development stage                                (539,108)       (270,449)
                                                                                --------------     -----------
    Total stockholders' equity                                                        374,334         (26,707)
                                                                                --------------     -----------
Total liabilities and stockholders' equity                                      $     379,505      $   29,712
===============================================================================================================


History and organization of the Company (Note 1)
Commitments (Note 12)
Subsequent event (Note 15)



   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)


==============================================================================================================================
                                               Cumulative
                                                  Amounts
                                                     From                                                         Period From
                                              February 4,      Three Month      Three Month        Six Month      February 4,
                                                     1999     Period Ended     Period Ended     Period Ended          1999 to
                                              to July 31,         July 31,         July 31,         July 31,         July 31,
                                                     2000             2000             1999             2000             1999
------------------------------------------------------------------------------------------------------------------------------
REVENUE
    Sales                                    $      1,709     $      1,709     $          -      $     1,709     $          -

EXPENSES
    Amortization                                    4,261            2,245                -            3,433                -
    Consulting fees                               244,196           57,404           30,197          127,343           36,297
    Entertainment and promotion                    12,374            2,102              714            6,140              714
    Equipment rental                                4,040              503                -            1,027                -
    Investor relations                             27,667           16,237                -           24,987                -
    Legal and accounting                           68,747           19,787           15,136           24,091           19,060
    Management fees                                 2,800             -                   -                -            2,800
     Marketing and advertising                      4,636            3,506                -            4,636                -
    Office and miscellaneous                       77,079           34,563            4,689           48,441            8,259
    Rent and security                              20,901            5,602                -           11,643                -
    Telephone and utilities                        19,915            6,578              544           10,614            1,311
    Transfer agent and filing fees                  7,080              934                -            1,372                -
    Travel and automobile                          26,760            4,263            2,399           11,918            2,399
    Web-site design and maintenance                31,934            1,907                -            1,907                -
                                             -------------    -------------    -------------     ------------    -------------
                                                  552,390          155,631           53,679          277,552           70,840
                                             -------------    -------------    -------------     ------------    -------------

Loss before other item                           (550,681)        (153,922)         (53,679)        (275,843)         (70,840)

OTHER ITEM
    Interest                                       11,573            5,077            1,951            7,184            2,506
                                             -------------    -------------    -------------     ------------    -------------
Loss for the period                          $   (539,108)    $   (148,845)    $    (51,728)     $  (268,659)    $    (68,334)
==============================================================================================================================
Basic and diluted loss per share                              $      (0.01)    $      (0.01)     $     (0.03)    $      (0.01)
==============================================================================================================================
Weighted average number of
    shares of common stock
    Outstanding                                                 10,558,484        9,968,084       10,376,822        7,455,201
==============================================================================================================================


   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Expressed  in United  States Dollars)
(Unaudited)



===========================================================================================================================
                                                                                                  Deficit,
                                                                                               Accumulated
                                        Common Shares           Additional           Stock      During the           Total
                                 --------------------------        Paid-in   Subscriptions     Development   Stockholders'
                                    Shares          Amount         Capital      Receivable           Stage          Equity
-------------------------------------------------------------------------------------------------------------- ------------
Balance, February 4,
  1999                                  -       $       -        $      -     $         -      $        -      $         -

Shares issued for cash
    at $0.001 per share           100,000             100               -               -               -              100

Shares subscribed for
    cash at $0.001 per
    share                       5,500,000           5,500               -          (5,500)              -                -

Shares issued for  cash:
    at $0.01 per share          3,960,000           3,960          35,640               -               -           39,600
    at $0.50 per share            408,084             408         203,634               -               -          204,042

Loss for the period                     -               -               -               -        (270,449)        (270,449)
                               -----------      ----------      ----------    ------------     -----------     ------------

Balance, January 31,
    2000                        9,968,084           9,968         239,274          (5,500)       (270,449)         (26,707)
Shares issued for cash at
    $1.25 per share               590,400             590         737,410               -               -          738,000

Share issuance costs                    -               -         (73,800)              -               -          (73,800)

Stock subscriptions
    received                            -               -               -           5,500               -            5,500

Loss for the period                     -               -               -               -        (268,659)        (268,659)
                               -----------      ----------      ----------    ------------     -----------     ------------
Balance, July 31,
  2000                         10,558,484       $  10,558        $902,884     $         -      $ (539,108)     $   374,334
===========================================================================================================================



   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)



===============================================================================================================================
                                                                                 Cumulative
                                                                                    Amounts
                                                                                       From                         Period From
                                                                                February 4,        Six Month        February 4,
                                                                                       1999     Period Ended            1999 to
                                                                                to July 31,         July 31,           July 31,
                                                                                       2000             2000               1999
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                         $  (539,108)    $   (268,659)      $   (68,334)
    Item not affecting cash:
       Amortization                                                                   4,261            3,433                 -

    Changes in other operating assets and liabilities:
       Increase in accounts receivable                                               (9,622)          (9,622)                -
       Increase in inventory                                                        (40,051)         (40,051)                -
       Increase in prepaid expenses and deposits                                     (8,502)            (485)          (10,000)
       Increase in due from related parties                                         (46,073)         (46,073)                -
       Increase (decrease) in accounts payable and accrued liabilities                5,171          (51,248)           22,278
                                                                                ------------    -------------      ------------
    Net cash used in operating activities                                          (633,924)        (412,705)          (56,056)
                                                                                ------------    -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital assets acquired                                                         (31,797)         (20,646)                -
                                                                                ------------    -------------      ------------
    Net cash used in investing activities                                           (31,797)         (20,646)                -
                                                                                ------------    -------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Stock subscriptions received                                                     5,500            5,500                 -
    Capital stock issued for cash                                                   981,742          738,000           243,742
    Share issuance costs                                                            (73,800)         (73,800)                -
                                                                                ------------    -------------      ------------
     Net cash provided by financing activities                                      913,442          669,700           243,742
                                                                                ------------    -------------      ------------
Change in cash and cash equivalents for the period                                  247,721          236,349           187,686

Cash and cash equivalents, beginning of period                                            -           11,372                 -
                                                                                ------------    -------------      ------------
Cash and cash equivalents, end of period                                        $   247,721     $    247,721       $   187,686
===============================================================================================================================
Cash paid during the period for interest                                        $         -     $          -       $         -
===============================================================================================================================
Cash paid during the period for income taxes                                    $         -     $          -       $         -
===============================================================================================================================

Supplemental disclosure for non-cash operating, financing and investing activities (Note 13)


   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2000
================================================================================


1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was incorporated on February 4, 1999 under the laws of the state of Nevada. The Company is considered a development stage company, in accordance with SFAS #7.

     The Company is currently developing a retail web-site specializing in children's toys and collectible products.

     In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended January 31, 2000. The results of operations for the period ended July 31, 2000 are not necessarily indicative of the results to be expected for the year ending January 31, 2001.

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

     =================================================================================================
                                                                             July 31,     January 31,
                                                                                 2000            2000
     -------------------------------------------------------------------------------------------------
     Deficit accumulated during the development stage                    $   (539,108)    $  (270,449)
     Working capital (deficiency)                                             346,798         (37,030)
     =================================================================================================


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

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2000
================================================================================


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

     Reporting comprehensive income

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as at July 31, 2000.

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

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2000
================================================================================


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

4.   FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, amounts due from related parties and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2000
================================================================================


5.   DUE FROM RELATED PARTIES

     ===========================================================================
                                                        July 31,    January 31,
                                                            2000           2000
     ---------------------------------------------------------------------------
     Due from the president of the Company            $   29,189     $        -
     Due from an officer of the Company                   16,884              -
                                                    ------------    ------------
                                                      $   46,073     $        -
     ===========================================================================

     Amounts due from related parties are unsecured, non-interest bearing with no terms of repayment.

     The fair value of amounts due from related parties is not determinable as they have no specific repayment terms.

6.   CAPITAL ASSETS

        =================================================================================================
                                                                                   Net Book Value
                                                                           ------------------------------
                                                               Accumulated       July 31,     January 31,
                                                      Cost    Amortization           2000            2000
        -------------------------------------------------------------------------------------------------
        Computer equipment                    $     19,676    $     2,812     $    16,864     $    4,058
        Furniture and fixtures                      11,297          1,393           9,904          6,265
        Camera equipment                               823             55             768              -
                                              ------------  --------------  -------------- -------------
                                              $     31,796    $     4,260     $    27,536     $   10,323
        =================================================================================================


7.   CAPITAL STOCK

     On April 6, 1999, the Company issued 5,600,000 and 3,960,000 shares of common stock under Rule 504 of Regulation D of the Securities Act of 1933 for total proceeds of $5,600 and $39,600, respectively.

     On April 7, 1999, the Company issued 408,084 shares of common stock under Rule 504 of Regulation D of the Securities Act of 1933 for total proceeds of $204,042.

     On April 7, 2000, the Company completed a private placement whereby it issued 590,400 units under Rule 506 of Regulation D and S of the Securities Act of 1933 at $1.25 per unit for total proceeds of $738,000. Each unit consists of one restricted share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one restricted share of common stock of the Company at a price of $1.625 per common share until April 7, 2001.

     Common shares

     The common shares of the Company are of the same class, voting and entitle shareholders to dividends. Upon liquidation, dissolution or wind-up, shareholders are entitled to the residual business proceeds of the Company after all of its debts, obligations and liabilities are settled.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2000
================================================================================


7.   CAPITAL STOCK (cont'd...)

     Additional paid-in capital

     The excess of proceeds received for common shares over their par value of $0.001, less share issue costs, is credited to additional paid in capital.

8.   WARRANTS

     As at July 31, 2000, the Company has 590,400 warrants outstanding Each warrant entitles the holder to purchase one share of common stock of the Company at $1.625 per common share until April 7, 2001.

9.   STOCK OPTIONS

     As at July 31, 2000, the following stock options were outstanding:

     ===========================================================================
               Number            Exercise
            of Shares               Price               Expiry Date
     ---------------------------------------------------------------------------
            1,000,000             $  0.10               May 5, 2005
            1,000,000                0.25               May 5, 2005
              350,000                1.00               April 5, 2010
              425,000              0.4375               July 15, 2010
              120,000                0.21               July 27, 2010
     ===========================================================================


10.  STOCK-BASED COMPENSATION

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

     On June 15, 2000, pursuant to its Stock Option Plan, the Company granted options to a director and employees to acquire 425,000 shares of common stock of the Company at an exercise price of $0.4375 per share.

     On July 27, 2000, pursuant to its Stock Option Plan, the Company granted options to employees to acquire 120,000 shares of common stock of the Company at an exercise price of $0.21 per share.

     The Company's stock Option Plan has reserved 1,500,000 common shares of its unissued share capital for officers, employees and consultants of the Company. To date, 895,000 options have been granted under the plan. The plan provides for vesting of options granted pro-rata over four years from the date of grant.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2000
================================================================================


10.  STOCK-BASED COMPENSATION (cont'd.....)

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

     Following is a summary of stock option activity:

     ==========================================================================
                                                                     Weighted
                                                                       Average
                                                        Number        Exercise
                                                     Of Shares           Price
     --------------------------------------------------------------------------

     Outstanding, February 4, 1999                           -     $         -
     Granted                                         2,000,000            0.17
                                                   -----------
     Outstanding, January 31, 2000                   2,000,000            0.17
     Granted                                           895,000            0.63
                                                   -----------
     Outstanding, July 31, 2000                      2,895,000            0.31
     ==========================================================================

     The weighted average fair value of options granted to directors and employees during the period ended July 31, 2000 was $0.74 per share.

     Following is a summary of the status of options outstanding at July 31, 2000:

     =================================================================================================
                     Outstanding Options                                   Exercisable Options
     --------------------------------------------------------       ----------------------------------
                       Weighed Average      Weighted Average                          Weighed Average
                             Remaining              Exercise                                 Exercise
          Number      Contractual Life                 Price               Number               Price
     -------------------------------------------------------------------------------------------------
       2,000,000            4.79 years                $ 0.17            2,000,000            $   0.17
         350,000            4.65 years                  1.00               87,500                1.00
         425,000             9.8 years                0.4375              106,250              0.4375
         120,000            10.0 years                  0.21               30,000                0.21
     =================================================================================================

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2000
================================================================================


     10.  STOCK-BASED COMPENSATION (cont'd.....)

     Compensation

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plan which follows the intrinsic value based method for accounting for compensation resulting from the granting of options. There was no compensation cost incurred based on options granted. Had compensation cost been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

     ==========================================================================


                                                                   Period From
                                                   Six Month       February 4,
                                                Period Ended           1999 to
                                                    July 31,          July 31,
                                                        2000              1999
     -------------------------------------------------------------------------
     Net loss
         As reported                            $   (268,659)     $    (68,334)
                                                =============     =============
         Pro forma                              $   (293,423)     $    (68,334)
                                                =============     =============
     Basic and diluted loss per share
         As reported                            $      (0.03)     $      (0.01)
                                                =============     =============
         Pro forma                              $      (0.03)     $      (0.01)
     ==========================================================================


     The fair value of each option granted is estimated using the Black Scholes option pricing model. The assumptions used in calculating fair value are as follows:

     =========================================================================
                                                             2000        1999
     -------------------------------------------------------------------------

     Risk-free interest rate                               6.58%        -
     Expected life of the options                        3 years        -
     Expected volatility                                  0.864%        -
     Expected dividend yield                                0.0%        -
     =========================================================================

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2000
================================================================================


11.  RELATED PARTY TRANSACTIONS

     During the period ended July 31, 2000, the Company entered into the following transactions with related parties:

     a) The Company paid consulting fees of $39,000 (July 31, 1999 - $15,000) to the president, $25,000 (July 31, 1999 - $Nil) to a director of the Company and $18,000 (July 31, 1999 - $6,000) to a former director of the Company.

     b) The Company paid $Nil (July 31, 1999 - $2,800) in management fees to the president of the Company.

     Included in accounts payable is an amount of $Nil (January 31, 2000 - $18,000) due to a director of the Company.

12.  COMMITMENTS

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

     b)   The Company has stock option plans as disclosed in Note 10.

     c) The Company is committed to future minimum lease payments for operating leases for premises and office equipment of:

            Period ended January 31, 2001                      $       10,183
            Year ended January 31, 2002                                 1,485
                                                               --------------
                                                               $       11,668


13. SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES

     There were no significant non-cash transactions for the period ended July 31, 2000.

     The significant non-cash transaction for the period ended July 31, 1999 consisted of the Company issuing 5,500,000 common shares in the amount of $5,500 in exchange for a stock subscription receivable.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2000
================================================================================


14.  INCOME TAXES

     The Company's total deferred tax asset is as follows:

     ========================================================================================
                                                                    July 31,     January 31,
                                                                        2000            2000
     ----------------------------------------------------------------------------------------
     Tax benefits of net operating loss carryforward            $    204,820     $   101,586
             Valuation allowance                                    (204,820)       (101,586)
                                                                -------------    ------------
                                                                $          -      $         -
     ========================================================================================

     The Company has a net operating loss carryforward of approximately $539,000. The valuation allowance increased from $101,586 to $204,820 for the period ended July 31, 2000 since the realization of the operating loss carryforwards are doubtful. It is reasonably possible that the Company's estimate of the valuation allowance will change. The operating loss carryforwards will expire in the 2006, 2007 and 2008 fiscal years.

15.  SUBSEQUENT EVENT

     Subsequent to July 31, 2000, options to purchase 400,000 shares of common stock at $0.10 per share and 22,500 shares of common stock at $0.25 per share were exercised. Also, options to purchase 377,500 shares of common stock at $0.25 per share were terminated.

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

General Overview

Kidstoysplus.com, Inc. (the "Company," "we," "our" or "us"), was organized and incorporated under the laws of the State of Nevada on February 4, 1999. We operate a retail website on the Internet specializing in marketing children's products, including children's toys, collectable toy items and hobby related products. In the future, we may offer books, music, story line CD's, audio-tapes, movies, video games and educational products on our website.

The following discussion and analysis explains our results of operations for the three month fiscal quarter commencing May 1, 2000 and ended July 31, 2000 and our financial condition. You should review our discussion and analysis of financial condition in conjunction with our financial statements and the related notes, as well as statements detailed in the Company's Securities and Exchange Commission filings.

Results of Operations

Fiscal  Quarter  Ended July 31, 2000  Compared to Fiscal  Quarter Ended July 31,
1999

Revenues. We officially launched our website for online sales on June 21, 2000. Prior to that time we had no revenues from operations. As of June 30, 2000, we had approximately 400 to 425 items in stock and posted for sale on our website. We anticipate that we will increase our inventory to approximately 900 to 1,200 items by the middle of our third fiscal quarter that ends October 31, 2000. During our fiscal quarter ending July 31, 2000, we generated revenues of $1,709 from our operations. This revenue was generated between June 21, 2000 and July 31, 2000. We had interest income in the amount of $5,077, compared to $1,951 in 1999.

On July 7, 2000, we announced our plans to implement a mailorder strategy and to create a product catalog to be available for distribution in September 2000. We intend to distribute our product catalog to persons who request our catalog on our website.

Expenses. During our fiscal quarter ended July 31, 2000, we incurred expenses in the aggregate of $155,631, compared to $53,679 during the same period in 1999. Our expenses during the fiscal quarter ended July 31, 2000 related primarily to:
(i) developing our website technologies, (ii) establishing our warehouse and service center in Courtenay, British Columbia, Canada, (iii) hiring staff, (iv) purchasing our opening inventory, (v) design and layout of our fall toy catalog,
(vi) increased expenditures on website positioning programming, (vii) consulting fees for corporate communications and financial services, and (viii) corporate legal, accounting and shareholder communication costs related to the Company's annual general shareholder meeting of June 23, 2000. During the fiscal quarter ended July 31, 1999, expenses were related primarily to consulting fees, professional fees and office expenses related to developing our website and general corporate and financing activities. During the fiscal quarter ended July 31, 2000, we paid consulting fees in the amount of $57,404, which included fees paid to: (i) Chandra Wright of Netwirx Holdings, our website positioning firm, (ii) Terry Komm our design and layout consultant for our new product catalog, (iii) Axel Miedbrodt, our Operations Manager, (iv) Ian Martinovsky, our corporate communications consultant, (v) fees paid to our data entry clerk and three programmers, (v) fees paid to Albert R. Timcke, our President, (vi) fees paid to Gerry Williams, an business consultant, and (vii) fees paid to FJR Resources for corporate communications. We paid legal and accounting fees of $19,787 during our second fiscal quarter ending July 31, 2000, which expenses were generally directly related to the preparation of our proxy filing with the Securities and Exchange Commission and in preparation and publication of proxies for the annual general meeting of our shareholders held in Seattle, Washington on July 23, 2000. We incurred other expenses including: travel and automobile expenses of $4,263, telephone and utility expenses of $6,578, rent and security expenses of $5,602, investor relations expenses of $16,237, entertainment and promotion expenses of $2,102, office and miscellaneous expenses of $34,563, equipment rental expenses of $503, transfer agent and filing fees of $934 and marketing and advertising expenses of $3,506.

Several of the expenses incurred in the fiscal quarter ended July 31, 2000, were non-reoccurring expenses on a quarterly basis, including expenses related to the annual general meeting and related shareholder communications and mailings. We anticipate, however, that our operating and administrative expenses will increase during the third quarter of our fiscal year 2000 as we increase our inventory, increase our advertising, hire additional personnel for our operations in connection with the holiday retail surge and distribution of our product catalogs.

Net Loss for fiscal quarter. We had a loss of $155,631 for the fiscal quarter ended July 31, 2000, compared to $53,679 for the same period in 1999.

Loss per Share for fiscal quarter: We experienced a loss per share of $0.01 for the fiscal quarter ended July 31, 2000, compared to $0.01 for the same period in 1999.

Six Months Ended July 31, 2000,  Compared to Period from Inception  (February 4,
1999) to July 31, 1999

We were organized and incorporated on February 4, 1999, and thus we were not in operations during the entire corresponding period in 1999. Our cost during the first five months of operation in 1999 reflected start-up costs associated with starting our business, financing activities, and costs relating to design and development of our website. Our loss for the period from February 4, 1999 to July 31, 1999 was $70,840.

Revenues. We officially launched our website for online sales on June 21, 2000. During our six month fiscal period ending July 31, 2000, we generated revenues of $1,709 from our operations. This revenue was generated between June 21, 2000 and July 31, 2000, after the official launch of our web site. We had interest income in the amount of $7,184 during the six month fiscal period ending July 31, 2000, compared to $2,506 in interest income for the period from our inception on February 4, 1999 to July 31, 1999. We had no operations or revenues from operations during the period from our inception on February 4, 1999 to July 31, 1999.

Expenses. During our six month fiscal period ended July 31, 2000, we incurred total expenses of $277,552 related primarily to: (i) developing our website technologies, (ii) establishing our warehouse and service center in Courtenay, British Columbia, Canada, (iii) hiring staff, (iv) purchasing our opening inventory, (v) design and layout of our fall toy catalog, (vi) increased expenditures on website positioning programming, (vii) consulting fees for corporate communications and financial services, and (viii) corporate legal, accounting and shareholder communication costs related to the Company's annual general shareholder meeting of June 23, 2000. During the our six month fiscal period July 31, 2000, we paid consulting fees in the amount of $127,343, which included fees paid to: (i) Chandra Wright of Netwirx Holdings, our website positioning firm, (ii) Terry Komm our design and layout consultant for our new product catalog, (iii) Axel Miedbrodt, our Operations Manager, (iv) Ian Martinovsky, our corporate communications consultant, (v) fees paid to our data entry clerk and three programmers, (v) fees paid to Albert R. Timcke, our President, (vi) fees paid to Gerry Williams, an business consultant, and (vii) fees paid to FJR Resources for corporate communications. We paid legal and accounting fees of $24,091 during our second fiscal quarter ending July 31, 2000, which expenses were generally directly related to the preparation of our proxy filing with the Securities and Exchange Commission and in preparation and publication of proxies for the annual general meeting of our shareholders held in Seattle, Washington on July 23, 2000. We incurred other expenses including: travel expenses of $11,918, telephone expenses of $10,614, rent expenses of $11,643, investor relations expenses of $24,987, entertainment and promotion expenses of $6,140, office and administration expenses of $48,441 and marketing and advertising expenses of $4,636. During the period from our inception on February 4, 1999 to July 31, 1999, we had expenses of $70,840 primarily related to consulting fees, professional fees and office and miscellaneous expenses for our corporate formation, financing activities and web site development activities.

Several of the expenses incurred in our six month fiscal period ended July 31, 2000 were non-reoccurring expenses, including expenses related to the annual general meeting and related shareholder communications and mailings. We anticipate, however, that our operating and administrative expenses will increase during the rest of our fiscal year 2000 as we increase our inventory, increase our advertising, hire additional personnel for our operations in connection with the holiday retail surge, and distribute our product catalogs.

Net Loss for the Six Month Period Ended July 31, 2000: We had a loss of $277,552 for the six-month period ended July 31, 2000. Our loss per share for the six-month period ending July 31, 2000, was $0.03 per share.

Plan of Operation

During our fiscal quarter ending July 31, 2000, we experienced a significant growth in cash dispersments. We began to purchase opening inventories at an accelerated rate, increased spending on web site positioning programming, internal website development programming, design and layout expenses for our fall product catalog and in area's of financial consulting and corporate communications services. These areas of expenditures will continue to grow into our third fiscal quarter. An additional area of expenditure will be in the area of advertising. We plan to target select printed media forms to advertise Kidstoysplus.com for the upcoming holiday season.

We intend to focus on recruiting and training additional qualified operational and sales personnel; intensifying promotional efforts for the Kidstoysplus.com Website and brand name; building market awareness and attracting customers to the Kidstoysplus.com Website; refining our distribution and fulfillment operations strategy; actively marketing merchandise through our Kidstoysplus.com Website; expanding the product line and mix of products available on the Kidstoysplus.com Website; developing strategic relationships with additional fulfillment vendors; expanding the content on the Kidstoysplus.com Website to appeal to our target markets; anddeveloping functional cross marketing programs and marketing information systems for our client base.

Capital Requirements

We anticipate our operating budget to implement our business plan and to meet our financial obligations during the remainder of our fiscal year ending January 31, 2001, and through to April 30, 2001, will be as follows:

                                                                          PERIOD
---------------------------------------------------------------------------------------------
                                                          Fiscal Quarter Ended
---------------------------------------------------------------------------------------------
          DESCRIPTION                     October 31,         January 31,           April 30,
                                             2000                2001                 2001
--------------------------------------------------------- -------------------- --------------
Accounting and legal expenses.              $6,000              $6,000             $10,000

Office and administration                  $16,000             $16,000             $16,000

Website enhancements and posting            $6,000              $6,000              $6,000

Web maintenance and software upgrades          Nil                 Nil                 Nil

Warehouse and office facilities             $5,000              $5,000              $5,000

Company marketing and mailing expense     $100,000             $10,000             $20,000

Selective product inventory for            $50,000             $10,000             $20,000
Beginning Inv. 2000

Working capital                            $20,000             $20,000             $20,000
                                         ----------          ----------          ----------
Totals                                    $203,000             $73,000             $97,000

Liquidity and Capital Resources

As of July 31, 2000, we had working capital on hand in the amount of $346,798. We had cash or cash equivalents of $247,721 on hand. We had prepaid expenses and deposits of $8,502. We had receivables due from related parties in the amount of $46,073, including a receivable in the amount of $29,189 from Albert Timcke, our President, and a receivable in the amount of $16,884 from Axel Miedbrodt, our Vice President. We had accounts payable and accrued liabilities in the amount of $5,171.

For the fiscal quarter ending July 31, 2000, we had total assets of $379, 505 as compared to total assets of $29,712 for the fiscal year ended January 31, 2000.

We anticipate that our working capital is sufficient to satisfy our cash requirements through January 31, 2001. We anticipate we will be required to raise financing towards the end of 2000 to allow the Company to expand operations early in 2001. We anticipate that we will be required to raise at least $250,000 to $500,000 during fiscal year 2000 to meet our anticipated cash requirements related to the possible expansion to Company operations selling merchandise, including acquiring inventory, marketing expenses, hiring additional personnel and refining our website and distribution center technologies into 2001.

We believe our estimates of our capital requirements to be reasonable. The capital requirements are only estimates and can change for many different reasons, some of which are beyond our control. We are a development stage company in the beginning stages of operating a online retail website. We are in the process of finalizing our product lines and making arrangements to purchase inventory. We are also exploring the possibility of obtaining a credit facility and/or manufacturer/distributor financing to acquire inventory.

We cannot assure you that we will be able to obtain financing, a line of credit or manufacturer/distributor financing in a timely manner or on acceptable terms, if at all. We cannot assure you that we will successful launch our website or that we will ever be able to successfully compete against estiablished competitors.

Product Research and Development

Major design and production changes on the website are nearing completion. Our programmers will carry out all the required programming for the rest of the fiscal year 2000 ending January 31, 2001. Some minor programming modifications will be made to several categories on the website. Continous changes will occur to product descriptions, pricing and the addition of new products offered for sale on our website will occur throughout the current fiscal year ending January 31, 2001.

We also anticipate that we will spend approximately $5,000 to $10,000 to complete development of our customer service and support systems, inventory control systems, distribution and logistical facilitation systems, accounting systems and other internal control systems.

Our commercial success will depend on our ability to attract visitors and shoppers to our Kidstoysplus.com website. This will require us to develop and use increasing sophisticated technologies to generate, sustain and maintain user interest and satisfaction. See "Note Regarding Forward Looking Statements."

Our Distribution Center and Customer Service Center

We leased a distribution and warehouse and a corporate office/customer service facility in Courtenay on Vancouver Island, British Columbia. Our distribution facility is approximately 7,200 square feet, including office, warehouse and delivery space for our distribution operations. Our corporate office/customer service facility is approximately 3,200 square feet. The rent for our distribution facility is approximately $1,100 per month and the rent for our corporate office/customer service facility is approximately $700 per month. We anticipate that we will spend approximately $30,000 during the next twelve months improving our distribution and customer service facilities.

Personnel

As of July 31, 2000, we had 9 full-time personnel. Albert R. Timcke, a director and our President and corporate secretary, assists us with strategic corporate planning, financing activities and product research and development. Axel Miedbrodt is our Vice President of Operations and has been establishing our distribution and customer service facilities. Ian Martinovsky and FJR Resources assist us with our corporate communications and marketing. Marcow Miedbrodt, Parminder Kaila and Booker Bennett assist us as website programmers. Caroline Miskenack aids us with respect to inspection and data entry and Gerald W.
Williams, assists us with general administrative management and marketing functions.

As of July 31, 2000, we also have two part-time consultants, Chandra Wright of Netwirx Holdings, which is a website positioning firm, Terry Komm of Ewire Design, which is a design and layout consultant firm that has been assisting us in developing our product catalog for printing in September 2000. In the near future, we may engage additional consultants to assist us with the development of our website or technology or in the licensing of software and information systems, as well as with the implementation of our business plan.

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

Option Grants to Directors and Employees

During the fiscal quarter ended July 31, 2000, we granted options exercisable to acquire in aggregate a total of 545,000 of our common shares. We granted options to two directors and one employee on July 15, 2010 and we granted options to three different employees on July 27, 2010. Our stock option grants are more fully described in note 9 and note 10 of the accompanying financial statements.

Inflation

Our results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on our operations in the future.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     As reported in Part I of our 10-QSB for the fiscal quarter ended April 30, 2000, we sold securities that were not registered under the Securities Act of 1933, as amended, for the six month period ended July 31, 2000 as follows:

     We issued 590,400 units at $1.25 per unit in a private placement for gross proceeds of $738,000 during the fiscal quarter ended April 30, 2000. Each Unit consisted of one common stock and a nontransferable stock purchase warrant exercisable to acquire one additional share of our common stock. No fees or commissions were paid to any party in connection with the sale of such Units.

     The Units were issued outside the United States pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Units were purchased by non U.S. persons located outside the United States.

     None of the warrants issued pursuant to the private placement have been exercised. While all sales of securities by us have a potentially dilutive effect on existing shareholders, the Units offered by us pursuant to Regulation S had no limiting, modifying, or qualifying effect on our existing securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On June 23, 2000, we held our general annual meeting of shareholders in Seattle, Washington.

     At our annual general meeting, 6,091,042 of our 10,558,484 shares outstanding were present either in person or by proxy. Each share present voted for the appointment of our auditors, Davidson & Company, chartered accountants, for the fiscal year 2001. Additionally, each share present voted for the election of our directors.

     Our Board of Directors consists of three members. Our directors are elected for a one year term. At our annual general meeting of June 23, 2000, the following persons were nominated and elected to serve as our directors by the vote of all shares present at our annual general meeting.

     *    Timothy J. Anderson

     *    Mark McFarland

     *    Albert R. Timcke

     Each nominee for the office of director was elected by the vote of the 6,091,042 shares present at the annual general shareholders meeting.

ITEM 5.  OTHER INFORMATION

     We filed a registration statement on Form S-8 during the fiscal quarter ended July 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit
     Number             Description
     ------             -----------
     27.1               Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

KIDSTOYSPLUS.COM, INC.
----------------------
(Registrant)



Date: September 14, 2000



 /s/ Albert R. Timcke
----------------------------------
Albert R. Timcke, Chairman of the
Board of Directors,
President and Secretary

                                 EXHIBIT INDEX

Exhibit
Number             Description
------             -----------
 27.1              Financial Data Schedule