Form 10QSB
period 2000-10-31
KIDSTOYSPLUS COM INC
filed 2000-12-20
CIK 1084551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                October 31, 2000


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



Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


               Number of Shares of Common Stock, $0.001 Par Value,
                        Outstanding at October 31, 2000:
                                   10,980,884

                             KIDSTOYSPLUS.COM, INC.
                              For the Quarter Ended
                                October 31, 2000
                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION ...............................................1

ITEM 1. FINANCIAL STATEMENTS: ................................................1

        Balance Sheets:
        - January 31, 2000 and October 31, 2000 ..............................1

        Statements of Operations:
        - For the Three Months Ended October 31, 2000 ........................2

        Statement of Changes in Stockholders' Equity
        - For the Period Ended October 31, 2000 ..............................3

        Statements of Cash Flow:
        - For the Three Months Ended October 31, 2000 ........................4

        Notes to Financial Statements ........................................5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ..................................8

PART II - OTHER INFORMATION .................................................13

ITEM 1. LEGAL PROCEEDINGS ...................................................13

ITEM 2. CHANGES IN SECURITIES ...............................................13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES .....................................13

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS ...................13

ITEM 5. OTHER INFORMATION ...................................................13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ....................................13

SIGNATURES ..................................................................14

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:


KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)


=========================================================================================================
                                                                            October 31,      January 31,
                                                                                   2000             2000
---------------------------------------------------------------------------------------------------------
ASSETS

Current
    Cash and cash equivalents                                           $       119,647  $        11,372
    Accounts receivable                                                          14,616              -
    Inventory                                                                    72,855              -
    Prepaid expenses and deposits                                                16,709            8,017
    Due from related parties (Note 4)                                            47,634               -
                                                                        ---------------  --------------
    Total current assets                                                        271,461           19,389

Capital assets                                                                   25,290           10,323
                                                                        ---------------  ---------------
Total assets                                                            $       296,751  $        29,712
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Accounts payable and accrued liabilities                            $        34,747  $        56,419
                                                                        ---------------  ---------------
    Total current liabilities                                                    34,747           56,419
                                                                        ---------------  ---------------
Stockholders' equity
    Common stock (Note 5)
       Authorized
               25,000,000  shares with a par value of $0.001
       Issued and outstanding
               10,980,884  shares (January 31, 2000 - 9,968,084)                 10,980            9,968
    Additional paid-in capital                                                  948,062          239,274
    Stock subscriptions receivable                                                   -            (5,500)
    Deficit, accumulated during the development stage                          (697,038)        (270,449)
                                                                        ---------------  ---------------
    Total stockholders' equity                                                  262,004          (26,707)
                                                                        ---------------  ---------------
Total liabilities and stockholders' equity                              $       296,751  $        29,712
=========================================================================================================


   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)


==============================================================================================================================
                                               Cumulative
                                                  Amounts
                                                     From                                                         Period From
                                              February 4,      Three Month      Three Month       Nine Month      February 4,
                                                  1999 to     Period Ended     Period Ended     Period Ended          1999 to
                                              October 31,      October 31,      October 31,      October 31,      October 31,
                                                     2000             2000             1999             2000             1999
------------------------------------------------------------------------------------------------------------------------------
REVENUE
    Sales                                    $      4,333      $     2,624      $        -       $     4,333       $       -

COST OF SALES                                       3,595            3,595               -             3,595               -
                                             -------------     ------------     -----------      ------------      ----------
                                                      738             (971)              -               738               -
                                             -------------     ------------     -----------      ------------      ----------
EXPENSES
    Consulting fees                               290,780           46,584           48,390          173,927           85,167
    Depreciation                                    6,507            2,246               86            5,679               86
    Entertainment and promotion                    13,126              752            1,114            6,892            1,828
    Equipment rental                                5,128            1,088               -             2,115               -
    Investor relations                             63,332           35,665               -            60,652               -
    Legal and accounting                           84,233           15,486            7,923           39,577           26,983
    Management fees                                 2,800               -                -                -             2,800
     Marketing and advertising                     13,883            9,247               -            13,883               -
    Office and miscellaneous                       97,226           20,147           16,265           68,588           24,024
    Rent and security                              25,930            5,029            3,683           16,672            3,683
    Telephone and utilities                        23,668            3,753            4,213           14,367            5,524
    Transfer agent and filing fees                 10,881            3,801            5,338            5,173            5,338
    Travel and automobile                          35,565            8,805            6,806           20,723            9,205
    Web-site design and maintenance                39,304            7,370            7,094            9,277            7,094
                                             -------------     ------------     -----------      ------------      ----------
                                                  712,363          159,973          100,912          437,525          171,732
                                             -------------     ------------     -----------      ------------      ----------
Loss before other item                           (711,625)        (160,944)        (100,912)        (436,787)        (171,732)

OTHER ITEM
    Interest                                       14,587            3,014            1,458           10,198            3,964
                                             -------------     ------------     -----------      ------------      ----------
Loss for the period                       $      (697,038) $      (157,930) $       (99,454) $      (426,589) $      (167,768)
==============================================================================================================================
Basic and diluted loss per share                           $        (0.01)  $        (0.01)  $        (0.04)  $        (0.02)
==============================================================================================================================
Weighted average number
    of shares of common
    stock outstanding                                           10,955,179        9,968,084       10,587,434        8,311,443
==============================================================================================================================


   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)


==============================================================================================================================
                                                                                                     Deficit,
                                                                                                  Accumulated
                                          Common Shares            Additional           Stock      During the           Total
                                  ----------------------------        Paid-in   Subscriptions     Development   Stockholders'
                                       Shares          Amount         Capital      Receivable           Stage          Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, February 4,
  1999                                      -      $        -      $       -       $       -       $       -      $         -

Shares issued for cash
    at $0.001 per share               100,000             100              -               -               -              100

Shares subscribed for
    cash at $0.001 per
    share                           5,500,000           5,500              -           (5,500)             -               -

Shares issued for  cash:
    at $0.01 per share              3,960,000           3,960          35,640              -               -           39,600
    at $0.50 per share                408,084             408         203,634              -               -          204,042

Loss for the period                        -               -               -               -         (270,449)       (270,449)
                                   -----------     -----------     -----------     -----------      -----------    -----------
Balance, January 31,
    2000                            9,968,084           9,968         239,274          (5,500)       (270,449)         (26,707)
Shares issued for cash at
    $1.25 per share                   590,400             590         737,410              -               -          738,000

Share issuance costs                       -               -          (73,800)             -               -          (73,800)

Stock subscriptions
    received                               -               -               -            5,500              -            5,500

Shares issued for cash
    at $0.10 per share                400,000             400          39,600              -               -           40,000

Shares issued for cash
    at $0.25 per share                 22,400              22           5,578              -               -            5,600

Loss for the period                        -               -               -               -         (426,589)       (426,589)
                                   -----------     -----------     -----------     -----------      -----------    -----------
Balance, October 31,
  2000                             10,980,884      $   10,980      $ 948,062       $       -       $  (697,038) $      262,004
==============================================================================================================================


   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)


=============================================================================================================================
                                                                                 Cumulative
                                                                                    Amounts
                                                                                       From                       Period From
                                                                                February 4,       Nine Month      February 4,
                                                                                       1999     Period Ended          1999 to
                                                                             to October 31,      October 31,      October 31,
                                                                                       2000             2000             1999
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                     $      (697,038) $      (426,589) $      (167,768)
    Item not affecting cash:
       Amortization                                                                   6,507            5,679               86

    Changes in non-cash working capital items
       Increase in accounts receivable                                              (14,616)         (14,616)              -
       Increase in inventory                                                        (72,855)         (72,855)              -
       Increase in prepaid expenses and deposits                                    (16,709)          (8,692)         (18,885)
       Increase in due from related parties                                         (47,634)         (47,634)            (424)
       Increase (decrease) in accounts payable and accrued liabilities               34,747          (21,672)          34,316
                                                                            ---------------  ---------------  ---------------
    Net cash used in operating activities                                          (807,598)        (586,379)        (152,675)
                                                                            ---------------  ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital assets acquired                                                         (31,797)         (20,646)          (9,120)
                                                                            ---------------  ---------------  ---------------
    Net cash used in investing activities                                           (31,797)         (20,646)          (9,120)
                                                                            ---------------  ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Stock subscriptions received                                                      5,500            5,500               -
    Capital stock issued for cash                                                 1,027,342          783,600          243,742
    Share issuance costs                                                            (73,800)         (73,800)              -
                                                                            ---------------  ---------------  --------------
     Net cash provided by financing activities                                      959,042          715,300          243,742
                                                                            ---------------  ---------------  ---------------

Change in cash and cash equivalents for the period                                  119,647          108,275           81,947

Cash and cash equivalents, beginning of period                                           -            11,372               -
                                                                            ---------------  ---------------  --------------
Cash and cash equivalents, end of period                                    $       119,647  $       119,647  $        81,947
=============================================================================================================================
Cash paid during the period for interest                                    $            -   $            -   $            -
=============================================================================================================================
Cash paid during the period for income taxes                                $            -   $            -   $            -
=============================================================================================================================


   The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
OCTOBER 31, 2000
================================================================================


1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was incorporated on February 4, 1999 under the laws of the state of Nevada. The Company is considered a development stage company, in accordance with SFAS #7.

     In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended January 31, 2000. The results of operations for the nine month period ended October 31, 2000 are not necessarily indicative of the results to be expected for the year ending January 31, 2001.


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

    ==============================================================================================
                                                                       October 31,     January 31,
                                                                              2000            2000
    ----------------------------------------------------------------------------------------------
    Deficit accumulated during the development stage                  $   (697,038)    $  (270,449)
    Working capital (deficiency)                                           236,714        (37,030)
    ==============================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES

     Inventory

     Inventory is valued at the lower of cost and net realizable value.

4.   DUE FROM RELATED PARTIES

     ================================================================================
                                                          October 31,     January 31,
                                                                 2000            2000
     ----------------------------------------------------------------- --------------
     Due from the president of the Company               $     29,189     $        -
     Due from an officer of the Company                        18,445              -
                                                         -------------    -----------
                                                         $     47,634     $        -
     ================================================================================


     Amounts due from related parties are unsecured, non-interest bearing with no terms of repayment.

KIDSTOYSPLUS.COM, INC.
(A Development  Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
OCTOBER 31, 2000
================================================================================


5.   COMMON STOCK

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

     On August 4, 2000, the Company issued 400,000 shares of common stock on the exercise of stock options under Rule 504 of Regulation D of the Securities Act of 1933 for total proceeds of $40,000.

     On September 21, 2000, the Company issued 22,400 shares of common stock on the exercise of stock options under Rule 504 of Regulation D of the Securities Act of 1933 for total proceeds of $5,600.

6.   STOCK OPTIONS

     Following is a summary of stock option activity during the nine month period ended October 31, 2000:

    ==========================================================================
                                                                     Weighted
                                                                      Average
                                                       Number        Exercise
                                                    Of Shares           Price
    --------------------------------------------------------------------------
    Outstanding, January 31, 2000                   2,000,000      $     0.17
        Granted                                       955,000            0.61
        Exercised                                    (422,400)           0.11
        Cancelled                                    (477,600)           0.22
                                                  -----------
    Outstanding, October 31, 2000                   2,809,400            0.38
    ==========================================================================

     The weighted average fair value of options granted during the nine month period ended October 31, 2000 was $0.76 per share.

7.   RELATED PARTY TRANSACTIONS

     During the nine month period ended October 31, 2000, the Company entered into the following transactions with related parties:

     a) The Company paid consulting fees of $59,000 (October 31, 1999 - $30,000) to the president of the Company, and $18,066 (October 31, 1999 - $18,000) to a former director of the Company.

     b) The Company paid $Nil (October 31, 1999 - $2,800) in management fees to the president of the Company.

     Included in accounts payable as at October 31, 2000 is an amount of $Nil (January 31, 2000 - $18,000) due to a director of the Company.

KIDSTOYSPLUS.COM, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
OCTOBER 31, 2000
================================================================================


8.   COMMITMENTS

     During the nine month period ended October 31, 2000, the Company terminated Consulting Agreements with a director and consultant of the Company. The agreements called for consulting fees of $4,000 per month to be paid.


9.   SEGMENTED INFORMATION

     The Company currently conducts substantially all of its operations in Canada in one business segment.


10.  SUBSEQUENT EVENT

     The Company entered into an agreement effective November 1, 2000 for a term of 6 months with Renmark Financial Communications ("Renmark") whereby Renmark will provide investor relations and communication services to the Company in return for fees of $5,000 per month and the issue 150,000 restricted shares of common stock of the Company.

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

Actual results could differ materially form those projected in forward-looking statements. Additional information and factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in this Form 10-QSB, and in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The Company desires to take advantage of certain provisions in the Private Securities Litigation Reform Act of 1995, which provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company hereby cautions stockholders, prospective investors in the Company, and other readers to not place undue reliance on these forward-looking statements, which can only address known events as of the date of this report.


General Overview

Kidstoysplus.com, Inc. (the "Company," "we," "our" or "us"), was organized and incorporated under the laws of the State of Nevada on February 4, 1999. We operate a retail website on the Internet specializing in marketing children's products, including children's toys, collectable toy items and hobby related products. Subsequent to October 31, 2000 the Company opened a retail store in order to expand operations beyond the Internet and the Company published and distributed a full color product catalog for the 2000 holiday shopping season.

The following discussion and analysis explains our results of operations for the three-month fiscal quarter ended October 31, 2000 and our financial condition. You should review our discussion and analysis of financial condition in conjunction with our financial statements and the related notes, as well as statements contained in the Company's Securities and Exchange Commission filings.


Results of Operations

Fiscal Quarter Ended October 31, 2000

Revenues: We officially launched our website for online sales on June 21, 2000. As of October 31, 2000, we had approximately 1,650 items in stock and posted for sale on our website. We believe that our product selection is appropriate given the Company's size and scope of operations for the 2000 holiday shopping season, and we believe that our current inventory will allow management to gauge the Company's potential for success selling toy products on the Internet. We continue to examine the feasibility of expanding our operations into traditional retail and mail order avenues. During our fiscal quarter ending October 31, 2000, we generated revenues from Internet sales and from our brick and mortar retail store in the amount of $2,624, which represents an increase of 53% over our second quarter sales revenue of $1,709 for the fiscal quarter ending July 31, 2000. We had no revenues from sales during the fiscal quarter ending October 31, 1999. We had interest income in the amount of $3,014 during the fiscal quarter ended October 31, 2000, compared to interest income in the amount of $1,458 for the fiscal quarter ended October 31, 1999.

Our cost of sales for the quarter ended October 31, 2000 was $3,595. Gross profit from sales during the fiscal quarter ended October 31, 2000 was (971).

Expenses: We announced on July 7, 2000 that we planned to move into the mail order market sector with a product catalog. We began shipping our mail order catalog on November 18, 2000. During our fiscal quarter ended October 31, 2000, we incurred expenses in the aggregate of $159,973 related primarily to: (i) continuous development of our website technologies, (ii) costs related to consolidating our operations into a smaller warehouse and establishing a retail brick and mortar location in Courtenay, British Columbia, Canada, (iii) costs related to hiring staff, (iv) costs related to the sale of inventory, (v) expenses related to the design and layout of our fall toy catalog, (vi) fees related to the increased expenditures on website positioning programming, (vii) costs incurred for consulting fees for corporate communications and financial services, and (viii) fees and costs related to corporate legal, accounting, shareholder communication services and general operating costs. During the fiscal quarter ended October 31, 2000, we paid consulting fees in the amount of $53,954, which included fees paid to: (i) Chandra Wright of Netwirx Holdings, our website positioning firm, (ii) Terry Komm, our design and layout consultant for services related to our new product catalog, (iii) Axel Miedbrodt, our Operations Manager, (iv) Ian Martinovsky and Bernie Brauer, our corporate communications consultants, (v) fees paid to our data entry clerk and a programmer, (v) fees paid to Albert R. Timcke, our President, (vi) fees paid to Gerry Williams, our business consultant, and (vii) fees paid to FJR Resources for corporate communications services rendered. We paid legal and accounting fees of $15,486 during the fiscal quarter ending October 31, 2000. We incurred other expenses including: travel and automobile expenses of $8,805, telephone and utility expenses of $3,753, rent and security expenses of $5,029, investor relations expenses of $35,665, entertainment and promotion expenses of $752, office and miscellaneous expenses of $20,147, equipment rental expenses of $1,088, transfer agent and filing fees of $3,801, and marketing and advertising expenses of $9,247.

During the fiscal quarter ended October 31, 2000, we consolidated our operations by closing our original warehouse and consolidating our warehouse space into a smaller location in order to reduce overhead expenses. Our new warehouse facility is within walking distance of our head office and our bricks and mortar retail store location.

Several of the expenses we incurred in the fiscal quarter ended October 31, 2000, were non-reoccurring expenses on a quarterly basis, including expenses related to the design and layout of our full color mail order catalog. We anticipate, however, that our operating and administrative expenses will increase during the fourth quarter of our fiscal year 2000 as we expand our operations, increase our advertising, and hire additional personnel for our operations in connection with the 2000 holiday shopping season.

Net Loss for fiscal quarter: We had a net loss of $157,930 for the fiscal quarter ended October 31, 2000, compared to a net loss of $99,454 for the fiscal quarter ended October 31, 1999. Our losses are anticipated to increase in future periods as our operating and administrative expenses are expected to increase at a rate faster than our revenues from sales.

Loss per Share for fiscal quarter: We experienced a loss per share of $0.01 for the fiscal quarter ended October 31, 2000, compared to a loss per share of $0.01 for the fiscal quarter ended October 31, 2000.

Nine Months Ended October 31, 2000, compared to the corresponding period in 1999

Revenues: We were organized and incorporated on February 4, 1999 and our cost during the first nine months of operation in 1999 reflected start-up costs associated with starting our business and costs relating to design and development of our website. We had no revenue during 1999. We had revenue from sales in the nine-month period ending October 31, 2000 of $4,333. Our loss for the period from February 4, 1999 to October 31, 1999.

Net Loss for the Nine Month Period Ended October 31, 2000: We had a loss of $426,589 for the nine-month period ended October 31, 2000, compared to a loss of $167,798 for the period from February 4, 1999 to October 31, 1999.

Loss per share: Our basic and diluted loss per share for the nine-month period ending October 31, 2000, was $0.04 per share, compared to our basic and diluted loss per share for the period from February 4, 1999 to October 31, 1999 of $0.02.

Plan of Operation

During our fiscal quarter ending October 31, 2000, we experienced a significant growth in cash disbursements. We continued to purchase opening inventories at an accelerated rate, we increased our spending on website positioning programming and internal website development programming, we incurred design and layout expenses for our fall product catalog and we increased our consumption of financial consulting and corporate communications services and incurred related fees. We expect that costs in certain of these areas will continue to grow into our fourth fiscal quarter. We anticipate incurring further advertising costs. We plan to use various print media, including a full color catalogue, in order to effectively market and advertise our company and our products during the 2000 holiday shopping season.

For the fiscal quarter ending January 31, 2001, we intend to focus on recruiting and training additional qualified operational and sales personnel; we intend to intensify promotional efforts for our website and brand name; we intend to focus on building market awareness and attracting customers to our website and we intend to work hard to refine our distribution and fulfillment operations strategy. We anticipate that we will actively market merchandise through our website and develop strategic relationships with additional fulfillment vendors; however, we will also focus on opening additional company retail store fronts and on promoting the success of our mailing catalogue.

Capital Requirements

We anticipate our operating budget to implement our business plan and to meet our financial obligations during the remainder of our fiscal year ending January 31, 2001, and through the fiscal quarters ending July 31, 2001, will be as follows:

                                     PERIOD
                                     ------
                              Fiscal Quarter Ended
                              --------------------
     DESCRIPTION             January 31,          April 30,           July 31,
                                2001                2001               2001
--------------------------------------------------------------------------------
Accounting and legal         $11,000              $10,000             $10,000
expenses.

Office and                   $30,000              $30,000            $28,000
administration

Website enhancements         $10,000               $6,000            $10,000
and posting

Web maintenance and           $3,000                  Nil                Nil
software upgrades

Warehouse and office          $3,000               $2,000             $2,000
facilities

Company marketing             $5,000               $5,000             $5,000
expense

Inventory Expense             $5,000               $5,000             $5,000

Working capital               $5,000               $5,000             $5,000

Totals                       $73,000              $63,000            $65,000
--------------------------------------------------------------------------------

Liquidity and Capital Resources

As of October 31, 2000, we had working capital in the amount of $236,714 and we had cash or cash equivalents of $119,647. We had prepaid expenses and deposits of $16,709. We had receivables due from related parties in the amount of $47,634. We had accounts payable and accrued liabilities in the amount of $34,747.

For the fiscal quarter ended October 31, 2000, we had total assets of $296,751, compared to total assets of $29,712 for the fiscal year ended January 31, 2000.

We anticipate that our working capital is sufficient to satisfy our cash requirements through our second fiscal quarter ending July 31, 2001. We anticipate we will be required to raise additional funds towards the end of the second quarter of 2001 in order to allow us to expand operations through 2001. We anticipate that we will be required to raise at least $250,000 to $500,000 during fiscal year 2001 to meet our anticipated cash requirements related to the possible expansion of our retail operations in physical facilities. We anticipate that, whether or not we are able to develop additional retail outlets on Vancouver Island, that we will incur other expenses throughout 2001, such as costs and fees related to inventory acquisition, marketing expenses, legal fees, accounting fees, website consulting fees, payroll, and fees incurred for work performed relating to our distribution center technologies.

We believe our estimates of our capital requirements are reasonable. The capital requirements are only estimates and can change for many different reasons, some of which are beyond our control. We are a development stage company in the beginning stages of operating a online retail website and a "bricks and mortar" retail store on Vancouver Island, British Columbia, Canada. We are in the process of finalizing our product lines and making arrangements to purchase inventory. We are also exploring the possibility of obtaining a credit facility and manufacturer/distributor financing facility in order to enable us to acquire additional inventory.

We cannot assure you that we will be able to obtain financing, a line of credit or a manufacturer/distributor financing facility in a timely manner or on acceptable terms, if at all.

Product Research and Development

Our website was completely functional and suffered no major downtime during the fiscal quarter ended October 31, 2000. Design and production changes planned for 2000 are nearing completion. Our programmers will carry out all the required programming for the rest of the fiscal year 2000 ending January 31, 2001. Some minor programming modifications will be made to several categories on the website. Continuous changes will occur to product descriptions, pricing and the addition of new products offered for sale on our website.

We also anticipate that we will spend approximately $5,000 to complete development of our customer service and support systems, inventory control systems, distribution and logistical facilitation systems, accounting systems and other internal control systems to our year end of January 31, 2001.

Our commercial success will depend on our ability to attract visitors and shoppers to our Kidstoysplus.com website. This will require us to develop and use increasing sophisticated technologies to generate, sustain and maintain user interest and satisfaction. See "Note Regarding Forward Looking Statements."

Our Distribution Center and Customer Service Center

We leased a distribution and warehouse facility located near our corporate office and customer service center in Courtenay on Vancouver Island, British Columbia, Canada. We consolidated our distribution center into a smaller location to reduce our overhead. We have now leased new facility located near our head office and retail store. Our distribution facility is now approximately 1,700 square feet and it includes office, warehouse and delivery space for our distribution operations. Our corporate office/customer service facility is approximately 3,200 square feet. The rent for our distribution facility is approximately $450 per month and the rent for our corporate office/customer service facility is approximately $700 per month. We anticipate that we will spend approximately $12,000 during the next twelve months improving our distribution and customer service facilities.


Personnel

For the quarter ended October 31, 2000, we had 7 full-time personnel. Albert R. Timcke, our director, our President and our corporate secretary, assists us with strategic corporate planning, financing activities and product research and development. Axel Miedbrodt is our Vice President of Operations and has been establishing our distribution and customer service facilities. Ian Martinovsky and Bernie Brauer assist us with our corporate communications and marketing. Booker Bennett assists us as a website programmer. Caroline Miskenack aids us with respect to inspection and data entry and Terry Komm of Ewire Design, a design firm, has been assisting us in developing our product catalog for printing.

For the fiscal quarter ended October 31, 2000, we also had one part-time consultant, Chandra Wright of Netwirx Holdings, a website positioning firm. In the near future, we may engage additional consultants to assist us with the development of our website or technology or in the licensing of software and information systems, as well as with the implementation of our business plan.

For the fiscal year 2001, we anticipate that we will employ  additional staff in
order  to  provide  1-800  number  consumer  support  services,   to  staff  our
distribution warehouse and to assist us with administration functions.

Our success will depend in large part on our ability to attract and retain skilled and experienced employees. We do not anticipate any of our employees will be covered by a collective bargaining agreement.

We do not maintain key man life insurance on any of our directors or executive officers.

Option Grants to Directors and Employees

During the fiscal quarter ended October 31, 2000, our Board approved the grant of options exercisable to acquire, in aggregate, a total of 60,000 of our common shares. We approved the grant of these options to one employee on September 14, 2000. These options have not been issued as of October 31, 2000. Our stock option grants are more fully described in note six of the accompanying financial statements.

Inflation

Our results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on our operations in the future.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     We agreed to issue an aggregate of 225,000 of our common shares to 3588122 Canada Inc., doing business as "Renmark Financial Communication" pursuant to an agreement for services dated October 16, 2000. Under that agreement, 150,000 restricted common shares were issued to Renmark Financial Communication during the fiscal quarter ended October 31, 2000 in exchange for services. Under certain circumstances, we will be obligated to issue an additional 75,000 restricted common shares to Renmark Financial Communication before the end of the first fiscal quarter of 2001. The common shares issued to Renmark Financial Communication during the fiscal quarter ended October 31, 2000 were issued pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

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

KIDSTOYSPLUS.COM, INC.
----------------------
(Registrant)



Date: December 20, 2000

/s/ Albert R. Timcke
----------------------
Albert R. Timcke, Chairman of the Board of Directors,
President and Secretary
(Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit
Number             Description
------             -----------
 27.1              Financial Data Schedule