Form 10KSB
period 2001-01-31
KIDSTOYSPLUS COM INC
filed 2001-05-16
CIK 1084551

FORM 10-KSB

_________________________
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2001 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number: 0-26439

KIDSTOYSPLUS.COM, INC.

(Exact name of small business issuer in its charter)
Nevada	98-0203927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000-355 Burrard Street Vancouver, British Columbia	V6C 2G8
(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for most recent fiscal year: $48,953.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price as of March 31, 2001 being $ per share: $

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,130,884 shares of Common Stock as of March 31, 2001.

TABLE OF CONTENTS

Page

PART I 1

ITEM 1. DESCRIPTION OF BUSINESS. 1

ITEM 2. DESCRIPTION OF PROPERTY. 23

ITEM 3. LEGAL PROCEEDINGS 23

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 23

PART II 23

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS 23

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 24

PERIOD 27

ITEM 7. FINANCIAL STATEMENTS 30

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. 30

PART III 30

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT 30

ITEM 10. EXECUTIVE COMPENSATION 30

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT 30

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS 31

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K 31

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

(b) Business of Issuer

NOTE: The discussion set forth below in this Part I, as well as in Part II, does not take into account the "Subsequent Events" section, set forth in Section 6 of Part II, which contemplates the sale of all or substantially all of the our assets. Please review the Subsequent Events section carefully, as well as the Preliminary Proxy Statement filed with the SEC on April 11, 2001, and the definitive Proxy Statement to be filed with the SEC.

General Overview

We began 2000 by initially planning to operate a retail website on the Internet specializing in children's products and to offer information about children's toys, entertainment products and other related topics of interest to children and their parents. We officially opened our website in July and immediately had a small amount of sales. On November 12th, 2000 the company diversified by opening a physical flagship retail storefront. As of January 31, 2001 we had sales of $48,953 and had available approximately 1,700 different products on the website and retail store. Our initial intentions were to target the collectable toy (including die cast metal toys, limited edition dolls, toy cars and other collectable items) and hobby item (including train sets, remote control planes and cars, models and other hobby products) segments of the children's toy market. During 2000 we also decided to target the unique toy (including Playmobil, Lego and 3D puzzles) segment of the children's toy market. In the future, we may expand our product offerings to include other toys and children's products. We intended to fill a majority of our customer's orders through strategic affiliations with "fulfillment vendors," who we anticipate would own, inventory and ship products directly to our customers. However the company never proceeded with this business strategy and decided it appropriate to fill all customer orders from its own inventory of products. We plan to maintain and continue to implement a business plan based on this strategy.

We are continually expanding our product lines represented on our website and plan further retail storefront expansion. Our company is in a development and growth stage.

Our website was posted on the Internet for initial public viewing and testing in late November 1999 and was officially opened for business in July 2000.

We leased an administrative office and retail storefront footage at 2924 Cliffe Avenue, Courtenay, British Columbia, Canada. Late in 1999 until August 2000 we had leased a distribution and warehouse facility at 4767 Headquarters Road, Courtenay, British Columbia, Canada. In August 2000 we reviewed our leased space requirements and decided to downsize. We did not renew our option to re-lease the distribution and warehouse facility at 4767 Headquarters Road and instead leased a smaller distribution and warehouse facility from our current landlord directly behind our administrative office and retail storefront location.

Our toll free phone number is 1-877-566-1212, and our toll free fax number is 1-877-897-0403.

Industry Background

Growth of the Internet and E-commerce

The Internet is an increasingly significant global medium for communications, content and online commerce. According to a June 1999 report published by the U.S. Department of Commerce, NUA, an Internet strategy firm, estimated that 171 million people had access to the Internet, 97 million users of them in the United States and Canada. The Internet continually grew in significance throughout 2000. The growth in Internet usage can likely be attributed to factors such as:

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

As the field known as "e-commerce" develops, becomes more sophisticated and is accepted by a wider range of consumers, we anticipate that the potential for personalized low-cost customer interaction will provide additional economic benefits and economies that are unique to the Internet. We believe that e-commerce retailers have the potential to build large, global customer bases quickly and to achieve superior economic returns over the long term. Currently, there continues to be an increasing number of products that are being sold online, including computers, travel services, brokerage services, automobiles, music, and books. We believe the number of products and services sold over the Internet and the volume of products will increase substantially in the future.

We believe that marketing children's toys and related products over the Internet still presents an excellent business opportunity. We intend to compete with traditional facilities based retailers and with e-commerce marketers of children's toys and related products by differentiating our offerings through focusing on unique play toys, collectible toys and hobby items and by establishing a reputation for high quality customer service. Despite our optimism about the future of e-commerce and our ability to compete, we cannot assure you that we will successfully implement our business plan or that we will be able to compete with established retailers of children's toys and related products. Our business is subject to considerable risks. See "Risk Factors."

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

According to Play Things Magazine, the International Council of Toy Industries and the NDP Group estimate worldwide toy industry sales in 1998 totaled $67.8 billion, a 2.7 percent increase from 1997 sales of $66 billion. There can be no assurance that we will directly or indirectly benefit from the growth of the retail toy market or that growth of the toy market will continue. We cannot assure you that we will successfully continue to operate as a DOT COM and brick and mortar specialty toy retailer or that consumers will purchase toys from our website or our physical retail storefront in sufficient quantities to achieve profitability, if at all.

The Traditional Distribution Channels

Toy manufacturers generally sell their products directly to retailers and to a network of distributors. Distributors serve as the primary vendors for most retailers and generally carry 1,000 to 3,000 of the best-selling products. We believe small independent toy retailers sell a large portion of all toys sold. These small retailers generally sell products that fit into the market niche that each store has created and carry a limited selection of toys at any given time. We intend to compete with retailers that target the unique toy, collectible toy and hobby item markets. The toy market has several retail chains that dominate the large superstore category. The largest U.S. retailers, including Wal-Mart, Toys "R" Us, Kay Bee Toys, Target Stores, Sears and K-Mart, together are estimated to account for over 25% of total United States toy sales. Toys "R" Us, Inc and Kay Bee Toy, both traditional retailers, have focused aggressively on superstore growth. Based on publicly available data, we estimate that each superstore carries approximately 5,000 products, with the largest stores carrying between 10,000 and 12,000 products on site. Independent toy retailers typically carry a more limited selection of products in smaller retailing spaces and we believe they face increasing competitive pressures from the superstore format.

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

(v) inability to use customer specific information to develop unique marketing communications to individual customers;

(vi) high costs of disseminating marketing materials to customers; and

(vii) high costs of offering individualized customer services; and

(viii) a retail locations limited market area.

We believe that we can use e-commerce marketing along with retail store locations can reduce these inefficiencies, while allowing us to develop a distribution channel that will capitalize on opportunities for direct marketing and its unlimited customer potential. We cannot assure you that we will ever be able to offer the breadth of products offered by facilities based superstores or that we will be capable of achieving operating efficiencies to compete on the basis of price.

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

(vii) various online competitors such as Toys "R" Us/Amazon.com and Smarterkids.com.

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

Currently, we estimate that there are approximately 130 toy retailers with Internet websites. We believe that the partnership of Toys "R" Us and Amazon.com currently dominate the on-line market for children's toys and related products and that they are likely to face significant competition from established brick and mortar retailers developing on-line retailer presence in the future (ie: Target and Wal - Mart).

Toys "R" Us, Inc. is one of the world's largest toy resellers with gross revenues of approximately $11 billion in 1998. Toys "R" Us launched its website in 1997.

Amazon.com is one of the largest retails of merchandise on the Internet, selling a variety of products and services. Amazon.com began selling toys over the Internet in 1999.

In mid 2000 these two companies formed a partnership that allows Amazon.com to represent online the complete Toys "R" Us, Inc toy product line while Toys "R" Us, Inc owns and maintains inventory for Amazon.com represents.

We believe that most of toy retailers with Internet websites are small, specialized companies marketing specific categories or lines of toys. We intend to compete directly against these companies by offering a line of products that feature unique play toys, collectable toys and hobby items at competitive prices. We attract visitors and potential customers to our website by offering special content and information of interest to buyers of collectable toys and hobby items. We also intended to offer popular toy products through strategic relationships with fulfillment vendors and through affiliate programs that will allow us to offer the inventory of other on line retailers to our visitors and to receive a fee for transactions originated on our website. The company never proceeded with this business aspect of its original business model.

We have established successful additional Internet retail shops on Amazon.zshops and on Yahoo shopping. We will continue to expand this retailing strategy throughout 2001.

There can be no assurance we will be able to continue successfully operating our website or retail storefront, the technologies and/or the distribution systems required to market children's toys over the Internet and through our retail storefront in a timely manner, if at all. We also cannot assure you that our target market will continue to purchase our selection of products or that we will successfully differentiate our website and product offerings from those of our competitors. If we fail to continue developing our website or any of the technologies, systems, or strategic relationships necessary to implement our business plan in a timely manner, we will not be able to successfully compete in the marketplace and such failure will have a material adverse effect on our business and results of operations.

We believe that the principal competitive factors in our market will be:

--ease in access to the website;

--brand recognition;

--product selection and availability;

--personalized services and free services;

--user friendly shop and browse web features;

--a comprehensive easy to use search engine and tools;

--superior graphics and technical support;

--combination of entertainment and unique product offerings;

--quality of editorial and other site content;

--highly visible order buttons on every screen and easy to use ordering systems;

--immediate access to a sales consultant either by phone or e-mail;

--customer focus with superior support and service;

--experienced knowledgeable management and personnel; and

--reliability and speed of order fulfillment.

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

Many of our current and potential competitors have experience in the retail toy industry, experience in the e-commerce industry, longer operating histories, customer bases, brand recognition and significantly greater financial, marketing and other resources than us. We had no revenues, no established history of operations and no experience marketing toys over the Internet until mid 2000.

In addition, our competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies, which could increase their competitive advantage over us. Some of our competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than us. We cannot assure you that we will be able to continually compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that may affect our business. New technologies and the expansion of existing technologies may increase the competitive pressures on our business. In addition, companies that control access to transactions through network access or Web browsers could promote our competitors websites or charge us a substantial fee for access through their in their portals.

Our Marketing Strategy

Originally our marketing strategy was to market children's toys and related products to niche market segments over the Internet only. We initially plan to target the market for (i) collectable toys, including die cast metal toys, limited edition dolls, toy cars and other collectable items and (ii) hobby items including train sets, remote control planes and cars, models and other hobby products. Our initial target markets consist of Internet users that are searching for collectable toys, hobby items or other related products, or searching for information related to such products on the Internet. We intend to market our products through our website which is anticipated to resemble a traditional toy store in an electronic or "virtual" setting. During 2000 we modified our original business plan and decided to open physical retail store locations. We now believe that a combination of Internet retailing presence and physical retail storefront operations will be the key to our future retailing success. Our pricing strategy is to sell our products at prices that are competitive with or below the prices charged by other Internet retailers and physical facility based toy stores. We process and deliver orders for our products in one to ten business days depending on the delivery method that the customer selects.

Our Technology

We have developed and continue to develop software technology that allows us to deliver outstanding service and to achieve the economies we believe are inherent to our business. Our strategy is to build strong brand recognition, customer loyalty and supplier relationships, while creating an economic model that is superior to other online and traditional capital and real estate-intensive toy retailers. We believe that our success will depend on our ability to continually develop technology to offer an online experience that is easy to use, useful, functional, entertaining and educational. We believe that our technology must meet or exceed the general expectations of the virtual shopper who we believe will have experience shopping with other online retailers and who will expect a high level of technical sophistication from our website.

Reticular Consulting of Victoria, British Columbia was engaged to design and develop our website. We began testing our website in late November 1999. In early 2000 Reticular Consulting began final software modifications for the Company to anticipate an official opening of the website for summer, 2000. Under the terms of our agreement, we agreed to pay Reticular a consulting fee of $3,000 per month for the initial planning stage of the development of our website. This work was completed in early 2000. Refinements and continued development on the website beyond January 2000 were carried out in-house with consultants. We anticipate we will spend approximately $50,000 to $75,000 to continually enhance, develop and modify the software technology related to our customer service and support systems, inventory control systems, distribution and logistical facilitation systems, accounting systems and other internal control systems on a yearly basis.

The cost for developing technology is expensive and the process will require continuous testing and refinement. Our commercial success will depend on our ability to continually attract visitors and shoppers to our website. This will require us to develop and use increasing sophisticated technologies to generate, sustain and maintain user interest and satisfaction. See "Note Regarding Forward Looking Statements."

We have hired internal programmers, which maintain and continue to develop the software technologies related to our internal control and distribution systems. There can be no assurance that we will continue to successfully develop and test the technologies related to the website or contemplated in our business plan on a timely basis, if at all.

We completed the development of our website and our support services and officially launch our opening in July of 2000. If we fail to continually enhance our website or our support systems or fail to raise additional capital as planned, our business and results of operations will be materially adversely affected. See "Note Regarding Forward Looking Statements."

Online Service and Internet Advertising

During 2000 we set-up additional online retailing shops other then our own website on various high-traffic Internet portals to increase awareness of kidstoysplus.com and its products offered. We have established these additional Internet retailing outlets on Amazon.zshops and on Yahoo shopping. We intend to further develop this marketing concept on additional high-traffic Internet portals throughout 2001. We believe that this type of Internet advertising provides the company with a great amount of exposure at a relatively low advertising cost. Thus we believe our customers acquisition cost are relatively low compared to past DOT COM enterprises that now have disappeared.

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

Personalized Shopping Services

We offer personalized notification and shopping services through telephone, website and email services.

Customer Service

We believe that our ability to establish and maintain long-term relationships with our customers and encourage repeat visits and purchases depends, in part, on the strength of our customer support and service operations.. We currently hold the highest customer service rating (five star) from Amazon.zshops and Yahoo shopping. Furthermore, we use frequent communication with and feedback from our customers in order to continually improve both the online and retail store and our services. We offer an e-mail address to enable customers to request information and to encourage feedback and suggestions. We also have established a team of customer support and service personnel who are responsible for handling general customer inquiries, answering customer questions about the ordering process, and investigating the status of orders, shipments and payments.

We have established a North American toll-free customer information inquiry and product order line. This line is answered by personnel who we are trained to provide product information, assurances to customers related to their purchase decision and general customer support for our website. We have automated certain tools used by our customer support and service staff.

Warehouse and Fulfillment

We source our products from a network of toy manufacturers and distributors. We carry minimal inventory and rely to a large extent on our ability to provide inventory for customer orders from past customer purchasing statistics to maintain appropriate inventory levels to fill orders for the products we offer. We update our site daily with inventory information received from our product suppliers, which will enable customers to check the availability of products before ordering. We currently transmit orders to our product suppliers manually. Product orders are issue only when product is required and we meet minimum supplier product ordering requirements.

We stock a limited "in-house" inventory of products to keep inventory values as low as possible in an attempt to conserve cash. We will hire personnel that specialize in sourcing hard-to-find "special request" toy products and fill special request orders, subject to availability in the future. We will ship our in-house inventory directly from our distribution facility to our customers.

Back End System Support

We have developed a software system that integrates and that we believe is capable of managing all of our website functionality, marketing, distribution and other information. The information captured by the software system will include: product offerings, consumer information on products and manufacturers, promotions, pricing, margin, customer lists and customer data, shipping and handling data, customer support information, procedures and policies, credit information, inventory control, procurement and distributor information, catalogues, news and other information required to integrate our operations. We have developed a system that allows us to collect and analyze information in a single cohesive system that allows us to use and exchange information within our organization. In the future we may also integrate certain parts of our systems with strategic partners.

Initial Launch Phase of Our Kidstoysplus.com Website

Through the first and second fiscal quarters of 2000 we were in the final stages of completing agreements or arrangements with respect to:

inventory procurement or order fulfillment for our web-based inventory;

credit card processing;

hiring additional staff for one of our distribution facilities and the customer support and service systems office; or

procuring shipping labels, invoices or other materials to ship products from our fulfillment vendors and our distribution facility to our customers.

We had (i) secured a license to operate our distribution facility, (ii) purchased computer systems and software for our distribution and customer service facilities and (iii) finalized our policies and procedures for inventory procurement, internal and outside order fulfillment, inventory control, financing and accounting controls.

We official launched our website in July 2000. We immediately received a small amount of orders. We continued to test internal operating systems, including customer order entry and credit transaction processing, final fulfillment, shipping, and delivery until October 2000. By November 1st we were ready for the company's first online holiday shoppers.

Provided adequate financing is available, the year 2001 will be the Company's first full year of operations as an Internet and brick and mortar toy retailer. There can be no assurance that we will have sufficient financing to implement our business plan in 2001. Our inability to obtain addition financing for 2001 will have a material adverse affect on our business and results of operation.

Capital Requirements

Capital requirements of a high technology start-up company are continuous, especially in the early years, or until the company can establish a revenue stream from product sales.

We have not entered into any arrangements or agreements to obtain additional financing beyond January 31, 2001. There can be no assurance that the necessary financing will be available to the Company on terms acceptable to us, if at all. If we are unsuccessful in obtaining the financing required to implement our business plan in 2001, an investment in our common shares may result in a loss of the investment made.

For the fiscal year ending January 31, 2001, we completed one private placement offering of units, consisting of common stock and warrants to acquire common stock of the company providing us approximately $738,000. See "Recent Sales of Unregistered Securities." The proceeds from the private placements were used to establish our website, offset some of the costs required to establish our distribution and warehouse facility, purchase opening inventories of select and limited toy lines for the Initial Launch Phase, offset the cost of establishing our distribution and customer service systems; and begin to fund our brand identity marketing activities. These proceeds were sufficient to establish all of the systems that were needed to fully implement our business plan.

During the third and fourth calendar quarter of 2000, additional financing to continue develop our website and distribution systems and to continue our marketing activities was never obtained. We anticipate we will need to obtain additional financing in the amount of at least $250,000 during the second to third fiscal quarters of 2001 to increase and diversify our product offerings, to open additional retail storefront locations and to maintain adequate inventory to satisfy customer expectations and to meet customer demands. There can be no assurance that we will successfully raise any additional capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Consultants

As of January 31, 2001, we had six full-time personnel/consultants. Albert R. Timcke, a director and our President, assists with strategic corporate planning, financing activities and product research and development. Axel Miedbrodt our vice president of operations responsible for establishing our distribution and customer service facilities, Caroline Miskenack, our customer service manager responsible for complete customer service operations, Renmark Financial to assist with our corporate communications and marketing, Booker Bennett an in-house programmer that is designing our website and assisting us with developing our internal distribution and customer service systems and Ian Martinovsky our retail store manager. The company also employs three part time/casual employees.

As of January 31, 2001, the company was paying no other consultant.

Brian C. Doutaz, a part-time consultant as of January 31, 2000, resigned as a director of and a consultant to the Company on April 7, 2000.

In the future, we may engage additional consultants to assist us with the development or licensing of software and information systems and the implementation of our business plan.

We anticipate we will hire up to six (6) employees during the third and fourth quarters of 2001 to provide 1-800 phone number consumer support services, including one (1) employee to provide marketing and sales support, two (2) employees to staff our distribution warehouse, one (1) information systems employee and two (2) administration employees.

Our success will depend in large part on our ability to attract and retain skilled and experienced employees and consultants. We do not anticipate any of our employees will be covered by a collective bargaining agreement.

Intellectual Property

We have not registered any trademarks in the United States or elsewhere. We intend to submit an application to register the name "Kidstoysplus.com" as our trademark during 2001.

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

We were incorporated on February 4, 1999, to engage in the business of marketing children's toys and related products over the Internet. We are a development stage company, which means we are in the process of developing our business. We have generated a small amount of revenues from our operations totaling $48,953 to January 31, 2001. During 2000 we have entered into all of the agreements or arrangements that will be required to conduct our business including, among others: agreements for the development of all of the technologies required to operate our business; arrangements to lease a server for our website; agreements to equip and furnish our warehouse, order processing center or any other physical facility that we will require to market, sell and deliver products; agreements with fulfillment vendors to provide merchandise to sell on our website; agreements to procure our inventory of in-house products; arrangements to hire employees; arrangements for shipping and packaging of orders; or agreements for credit facility or other financing. We cannot assure you that we will be able to continue to successfully enter into these arrangements or agreements in a timely manner, if at all, and our failure to do so will have a material adverse affect on our business and results of operations.

As a result of our lack of an operating history, it is difficult to accurately forecast our first quarter sales for 2001 and we have limited meaningful historical financial data upon which to base planned operating expenses. We base our current and future expense levels on our operating plans and estimates of future net sales, and several of our expenses are anticipated to be fixed because of the amount of capital required to establish our business and the expenditures we anticipate will be necessary to maintain a minimum level of capacity. Our sales and operating results are difficult to forecast because they will generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected.

We anticipate future losses and negative cash flow to extend into 2001.

We expect operating losses and negative cash flow to continue for the foreseeable future. We anticipate our losses will not increase significantly from current levels because we expect sales growth to continue throughout 2001. Expense will increase as additional costs and expenses grow related to:

-brand development, marketing and other promotional activities;

-the expansion of our inventory management and distribution operations;

-the continued development of our website, the systems that we use to

-process customers' orders and payments, and our computer network;

-increased marketing activities;

-increased inventory carrying costs;

-increased administrative costs;

-cost related to financings;

-the expansion of our product offerings and our website content; and

-development of relationships with strategic business partners.

As of January 31, 2001, we had an accumulated deficit of $821,901 since the company's inception. Our losses will decrease continually in 2001 as we anticipate sales of our products will increase significantly throughout 2001. As sales increase costs of operations will increase due to a number of factors including:

-an increase in the number of employees;

-an increase in sales and marketing activities;

-addition of warehouse facilities and infrastructure;

-increased inventory carrying costs;

-increase administrative costs; and

-increased training costs.

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

Our operating results are anticipated to fluctuate significantly due to a variety of factors, many of which are outside of our control. Factors that may harm our business or cause our operating results to fluctuate include the following:

-our inability to obtain new customers at reasonable cost, retain existing customers, or encourage repeat purchases;

-decreases in the number of visitors to our website or our inability to convert visitors into customers;

-the mix of toys and other products sold by us;

-our ability to offer products and content that appeals to our target markets;

-seasonality of the toy industry and certain product lines;

-our inability to manage inventory levels;

-our inability to manage our distribution operations;

-our inability to adequately maintain, upgrade and develop our website, the systems that we use to process customers' orders and payments or our computer network;

-the ability of our competitors to offer new or enhanced websites, services or products; price competition;

-an increase in the level of our product returns;

-fluctuations in the demand for children's products associated with movies, television and other entertainment events;

-our inability to obtain popular children's toys, video games, software, videos and music from our vendors;

-fluctuations in the amount of consumer spending on children's toys, video games, software, videos and music;

-the failure to develop new marketing relationships with key business partners;

-the extent to which we are not able to participate in advertising campaigns such as those conducted by strategic partners;

-increases in the cost of online or offline advertising;

-the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

-unexpected increases in shipping costs or delivery times, particularly during the holiday season;

-technical difficulties, system downtime or Internet brownouts;

-government regulations related to use of the Internet for commerce or for sales and distribution of toys, video games, software, videos and music; and

-economic conditions specific to the Internet, online commerce and the children's toy and related product industries.

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

If we were unable to obtain sufficient quantities of products from our key product suppliers, we could lose customers and our net sales could be below expectations. From time to time, we anticipate we may experience difficulty in obtaining sufficient product allocations from key fulfillment vendors due to the high demand for specific product selections or in the event our fulfillment vendors are unable to obtain sufficient inventory to fill our orders. All of our fulfillment vendors are distributors to other retailers and, from time to time, such vendors may receive firm orders for specific product selections from our competitors, which may make the availability of such selections unavailable to us. Because we anticipate our arrangements for order fulfillment through our fulfillment vendors will initially be on a "just-in-time" or "as ordered" basis, we may be unable to make available the most popular products to our customers unless we place firm orders and accept delivery for such products, which may increase our inventory carrying costs. The unavailability of popular products or increases in carrying costs may have a material adverse affect on our results of operations and our business.

In addition, we believe our key vendors will have established, and may continue to expand, their own online retailing efforts, which may impact our ability to get sufficient product allocations from such vendors. We currently have agreements or arrangements to acquire inventory from manufacturers or distributors.

To manage our growth and expansion, we need to implement financial and managerial controls and reporting systems and procedures, and our inability to do so successfully will adversely affect our business.

Our anticipated growth in personnel and operations will continue to place a significant strain on our management, information systems and resources. In order to manage this growth effectively, we need to continually enhance our financial and managerial controls and reporting systems and procedures. If we experience significant increases in the number of our personnel, will our existing management team be able to effectively train, supervise and manage all of our personnel. In addition, our information systems must be able to handle adequately the anticipated volume of information and transactions that would result from our operations and our anticipated growth. Our failure to successfully implement, improve and integrate these systems and procedures would cause our results of operations to be below expectations.

We may not be able to compete successfully against current and future competitors.

The online commerce market is new, rapidly evolve and intensely competitive. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net sales and results of operations. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty and can launch new websites at a relatively low cost. In addition, should we decide to expand our product lines to offer video games, software, videos and music, such retailing industries are intensely competitive.

We currently or potentially intend to compete with a variety of other companies, including:

-traditional store-based retailers of collectable toys and hobby products;

-traditional store-based toy and children's product retailers such as Toys "R" Us, FAO Schwarz, Zany Brainy and Noodle Kidoodle;

-major discount retailers such as Wal-Mart, Kmart, Sears and Target Stores;

-online stores operated by Toys "R" Us/Amazon.com, Wal-Mart, and FAO Schwarz;

-physical and online stores of entertainment entities that sell and license children's products, such as The Walt Disney Company and Warner Bros.;

-catalog retailers of children's products;

-vendors or manufacturers of children's products that currently sell some of their products directly online, such as Mattel and Hasbro;

-other online retailers that include children's products as part of their product offerings, such as Amazon.com, Barnesandnoble.com, CDnow, Beyond.com and Reel.com;

-Internet portals and online service providers that feature shopping services such as AOL, Yahoo!, Excite, Shopnow.com and Lycos; and

-various smaller online retailers of children's products, such as BrainPlay.com, Smarterkids.com.

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

We intend to rely on our product suppliers to provide us with continuous access to inventory. We also intend to rely upon third-party carriers for shipping our products to our customers and to ship products to and from our distribution facility. Consequently, we are subject to the risks, including employee strikes and inclement weather, associated with such carriers' ability to provide delivery services to meet our shipping needs. In addition, failure to deliver products to our customers in a timely manner would damage our reputation and brand. We also intend to depend upon temporary employees to adequately staff our distribution facility, particularly during the holiday shopping season. If we do not have sufficient sources of temporary employees, we could lose customers.

If we do not successfully continue to operate the Kidstoysplus.com Website and the systems that process customers' orders, we will be unable to implement our business plan.

If we fail to continue to operate our website, we will be unable to carry out our business plan. Furthermore, we must establish computer and information systems that we will use to process and ship customer orders and process payments or we may not be able to successfully distribute customer orders. Any failure of our systems to act in an integrated manner could result in the loss of customers and our net sales will be adversely affected.

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

We intend to take steps to protect our proprietary rights, which may be inadequate. We intend to file an application to register our "Kidstoysplus" trademark for sales of toys, games and playthings during the fiscal year of 2001 if we have sufficient financial resources to do so. We may also file applications for patent protection of our technology, if patentable, and additional trademarks in the future. We anticipate our future copyrights, service marks, trademarks; trade dress, trade secrets and similar intellectual property will be critical to our success. We intend to rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights.

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

The loss of the services of one or more of our key personnel could seriously interrupt our business. We depend on the continued services and performance of our senior management and other key personnel, particularly Albert R. Timcke, our President, Chief Executive Officer and Chairman of the Board, and Timothy J. Anderson, and Mark McFarland as directors of the Company. Mr. Timcke is a full-time consultant to the Company and dedicates 100% of his attention to the development of our business.

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

Our future success will also depend upon the service of other key sales, marketing and support personnel, individuals that we have not as of yet hired.

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

Item 2. Description of Property.

Our principal office, customer service and retail facility is located at 2924 Cliffe Avenue, Courtenay, B.C., effective September 1, 1999, and is approximately 3,200 square feet, which was originally leased for a term of one year and then on a month to month basis at a rental rate of approximately $680.00 per month.

We have terminated the lease agreement for our distribution and warehouse facility at 4767 Headquarters Road, Courtenay, B.C., V9N 7J3, effective August 2000. The company lease additional distribution and warehouse facilities on a month-to-month basis from our current landlord directly behind the company's administrative and retail facility. We lease an additional 1,500 square feet for $ 425.00 per month.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None. No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock trades on the OTCBB under the symbol "KTYP". The OTCBB constitutes a limited and sporadic trading market and does not constitute an "established trading market." See "Risk Factors - An established public trading market for our securities does not exist. The range of high and low bid prices per share for our common stock for each fiscal quarter during the period from January 21, 2000, the first day our common stock was quoted on the OTCBB, through January 31, 2001, as published by the OTCBB is set forth below. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.

Quarterly Common Stock Price Ranges
Quarter Ended	2001
	High	Low
April 30	$1.718	$0.500
July 31	$0.810	$0.187
October 31	$0.400	$0.125
January 31	$0.230	$0.031

There were 13 record holders of our common stock as of January 31, 2001.

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

Recent Sales of Unregistered Securities

During the fiscal year ended on January 31, 2001, we completed one private placement.

On April 14, 2000, the Company issued 590,400 units at $1.25 per unit under Rule 506 of Regulation D and under Regulation S. In this private placement round, each "unit" offered consists of one share of common stock and one non-transferable warrant exercisable at a price of $1.625 to acquire one additional share of common stock for a period extending one year from the date of issuance. This private placement closed (approximately $738,000 representing 590,400 units) was a portion of the original $ 2.5 million funding that the company was anticipating raising. The participants of this private placement were seven (7) non-U.S. persons outside the United States.

We use the proceeds from the offering to purchase product inventory, to hire staff for operations to begin and for general working capital purposes. This financing provided us with sufficient working capital to finance our on-going capital requirements through to January of 2001. We did not successfully complete the final portion of the private placement in a timely manner.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We were organized and incorporated under the laws of the State of Nevada on February 4, 1999. We commenced full operations of our core business towards the end of 2000. We originally organized the company to operate a retail website on the Internet specializing in marketing children's products that would initially include children's toys, collectable toy items and hobby related products. During 2000 we diversified into storefront retailing. On November 12th we opened a 2000 square feet retail location within the same leased premises housing our administrative and customer service operations. Both the company website and retail storefront carry the same product. We now carry and inventory more than 1700 individual items. Also during 2000 we established additional Internet retail outlets. We have two shops, one on Amazon.zshops and a site on Yahoo shopping. On both Internet portals we have been rated as a five star customer service vendor. In 2001 we plan to expand the product lines we offer on the Internet, expand our number of retail storefront locations and the number of online retail locations on high-traffic Internet portals. In the future, we may offer books, music, story line CD's, audio-tapes, movies, video games and educational products on our website. We believe that by combining expertise in children's products, Internet website development and marketing and a commitment to excellent customer service through Internet and brick and mortar retailing we will be able to deliver a unique shopping experience to consumers.

The following discussion and analysis explains our results of operations for our past fiscal year ending January 31, 2001, our financial condition, and our plan of operation for the next twelve months. You should review our discussion and analysis of financial condition and our plan of operation in conjunction with our financial statements and the related notes.

Results of Operations

The Period from January 31, 2000 to January 31, 2001:

We were incorporated on February 4, 1999 and had no results of operations prior to that date.

Revenues. During the period January 31, 2000 to January 31, 2001, we generate revenues of $ 48,953 from our operations. We had interest income in the amount of $11,212. We anticipate that we will generate significant revenues from our operations through 2001.

Expenses. We incurred expenses of $572,902 during the fiscal year ended January 31, 2001, which were related primarily to organizing our corporation for operations to begin, purchasing opening inventories, hiring key personnel, raising financing, filing a registration statement with the Securities and Exchange Commission, developing our website, consulting fees, and establishing our warehouse and service center in Courtenay, British Columbia, Canada. Since our January 31, 2000 to January 31, 2001, we paid or accrued consulting fees in the amount of $203,010, which primarily consisted of fees paid to various in-house website programmers; third party software contractors hired; accounts payable to Brian C. Doutaz, our former director and secretary and treasurer for 1999 of $18,000; Albert R. Timcke, our President; Axel Miedbrodt, our operations manager; and Pat Morris, past marketing consultant. We paid legal and accounting fees of $52,783 since our January 31, 2000 to January 31, 2001, which expenses related to the preparation of our filings with the Securities and Exchange Commission, preparation of agreements, documents and statements for our financing activities and other legal and accounting matters. We incurred investor relation's expenses of $88,528. We incurred other expenses related to developing our website and establishing our warehouse and service facilities in Courtenay, including office and miscellaneous expenses of $192,060, rent expenses of $20,365, entertainment and promotional expenses of $7,632, web design and maintenance expenses of $16,732, telephone expenses of $17,268, travel and automobile expenses of $31,327, office and administration expenses of $91,232 which includes several contract office employees (ie: a customer service manager and a retail store manager), equipment rental of $2,347 and transfer agent and filing fees expenses of $5,157.

Several of the expenses related to establishing our warehouse, service and retail facilities, opening inventory expenses, beginning operational expenses will be non-reoccurring expenses. We anticipate, however, that our operating and administrative expenses will marginally increase as revenues increase throughout our next fiscal year 2001 as our business grows.

Net Loss. We had a loss of $551,452 for the fiscal year ended January 31, 2001. We expect net losses to decrease during 2001, as we are able to generate sufficient revenue from our operations from the beginning of our new fiscal year 2001.

Plan of Operation

Subsequent to our fiscal year end of January 31, 2001, we experienced delays in the closing of our private placement financing, official opening of our website and opening of our first retail location. The delay in our inability to close our private placement resulted in a delay in acquiring inventory for the launch of our website. We entered into arrangements to add additional online stores via Amazon.zshops and Yahoo shopping. Our ability to continue to run our current Internet website and retail operations as a going concern will depend on our ability to obtain future financing in 2001.

We anticipate our sales to increase continually through 2001. We anticipate our operating activities during the next year will focus primarily on our efforts to:

a) secure additional financing general working capital purposes,

b) to increase products offer to our customers through both the website and the retail store;

c) expand our online retail presence by establishing additional online retail outlets to Amazon.zshops and Yahoo shopping on major Internet portals such as AOL and MSN;

d) continue to expand our brick and mortar retail storefronts on Vancouver Island, British Columbia, Canada;

e) continue development of our computer infrastructure and systems related to our website;

f) enhance our inventory management system;

g) continue testing our internal operating, distribution and customer service systems and;

h) hiring and training our customer service and distribution personnel.

Capital Requirements

We anticipate that the following expenditures are required to continually grow our business and to meet our financial obligations during our fiscal year ending January 31, 2001:

Fiscal Quarter Ended
DESCRIPTION	April 30, 2001	July 31, 2001	October31, 2001	January31, 2002
Accounting and legal expenses.	$10,000	$10,000	$10,000	$10,000
Office and administration	$20,000	$30,000	$40,000	$40,000
Website design and posting	$10,000	$20,000	$20,000	$10,000
Web maintenance and software upgrades	$3,000	$5,000	$10,000	$10,000
Warehouse and office facilities	$5,000	$5,000	$10,000	$10,000
Company marketing expense		$50,000	$50,000	$20,000
Selective increase product inventory	$10,000	$30,000	$30,000	$20,000
Working capital	$10,000	$30,000	$30,000	$20,000
Totals	$68,000	$170,000	$190,000	$140,000

Liquidity and Capital Resources

As of January 31, 2001, we had working capital of $87,247. We had cash or cash equivalents of $24,451 and prepaid expenses and deposits in the amount of $3,953. We had accounts payable and accrued liabilities in the amount of $27,218.

As of April 14, 2000, we raised approximately $738,000 pursuant to a private placement of units. See "Subsequent Events."

Subsequent Events

The following transactions occurred subsequent to January 31, 2001:

a) We are intending to enter into a transaction between us, our president and majority shareholder, Albert R. Timcke, and FYI Corporation, a Utah corporation, whereby all of our assets and operations would be sold to Mr. Timcke, in exchange for $100,000 U.S. in cash or marketable securities, which consideration would then be transferred to FYI Corporation, in exchange for a consulting agreement that would obligate FYI Corporation to actively seek a merger candidate for us. This would effectively make us a "shell" corporation, with no assets or revenues, unless and until a reverse merger was finalized. This transaction would be contingent upon the affirmative approval by our minority shareholders, at a special shareholders' meeting that we intend to hold in late May or early June, 2001. A Preliminary Proxy, more fully detailing the intended transaction, has been filed with the SEC, and we expect to deliver the Final Proxy shortly after the filing of this 10-KSB.

Inflation

Our results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on our operations in the future.

Outlook

Financings 1999 - 2000

Our business activities and operations have been funded to date through issuance of shares of our common stock in the following transactions:

Summary of Financing Transactions Undertaken During the Fiscal Year
	Number of Shares	Total Price Of Shares ($)
April 06, 1999 ------- Regulation D Offering	5,600,000	5,600
April 06, 1999 ------- Regulation D Offering	3,960,000	39,600
April 07, 1999 --- ---- Regulation D Offering	408,084	204,042
April 07, 2000 ------- Regulation D & S Offering	590,400	738,000
August 04, 2000 -------------Options Exercised - 504 Reg D	400,000	40,000
September 21, 2000 --------- Options Exercised - 504 Reg D	22,400	5,600
October 01, 2000-- Services Rendered - Reg 144	150,000	21,000
	11,130,884	1,053,842

Financing Required for the Next 12 Months

As of January 31, 2001, we anticipate that our working capital is sufficient to satisfy our cash requirements through approximately June 2001 providing current cash flow from sales equal to or greater then February and March 2001 occur. We anticipate we will be required to raise addition financing of at least $250,000 to $500,000 prior to the end of our third fiscal quarter ending October 31, 2001, in order to continue as a going concern. We anticipate that we will be adequately financed upon raising an additional $250,000 to $500,000 to meet our anticipated cash requirements related to continued expansion of our current business operations of selling merchandise, including acquiring additional inventory, marketing expenses, hiring additional personnel and refining our website and distribution center technologies and to finance our operations and anticipated marketing activities. We are in the process of looking for additional capital.

There can be no assurance that we will be able to obtain additional financing in a timely manner or on acceptable terms, if at all. If we are unable to obtain financing necessary in continue growth of current operations, we intend to decrease our monthly overhead expenses until we can maintain operations on current cash flow projections. There is a substantial risk that such a strategy will adversely affect our ability to build value in our "Kidstoysplus" brand name, which may have an adverse affect on our business and our ability to compete effectively.

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

We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives. In the event we experience substantial growth in the future, our business and results of operations may be materially affected by changes in interest rates and certain other credit risk associated with its operations.

Acquisition of Plant and Equipment

We do not own any plant facilities or equipment. Our premises are rented. It is our intention to acquire our own servers and computers prior to the end of 2001 if current growth projections materialize.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information set forth under the caption "Election of Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in Kidstoysplus.com, Inc.'s Preliminary Proxy Statement for a Special Meeting of Shareholders, filed with the Securities and Exchange Commission on Schedule 14A on April 11, 2001, is incorporated herein by reference.

Item 10. Executive Compensation

The information set forth under the captions "Executive Compensation and Other Information" and "Compensation of Directors" in the Preliminary Proxy Statement for a Special Meeting of Shareholders, filed with the Securities and Exchange Commission on Schedule 14A on April 11, 2001, is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" in the Preliminary Proxy Statement for a Special Meeting of Shareholders, filed with the Securities and Exchange Commission on Schedule 14A on April 11, 2001, is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

The information set forth under the caption "Certain Relationships and Related Transactions between Management and the Company" in the Preliminary Proxy Statement for a Special Meeting of Shareholders, filed with the Securities and Exchange Commission on Schedule 14A on April 11, 2001, is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

No other exhibits were filed on Form 8-K.

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
Signature	Title	Date
/s/ Albert R. Timcke Albert R. Timcke	President and Director (Principal Executive Officer)	May 11, 2000
/s/ Timothy J. Anderson Timothy J. Anderson	Director	May 11, 2000

KIDSTOYSPLUS.COM, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)
JANUARY 31, 2001

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of

Kidstoysplus.com, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Kidstoysplus.com, Inc. as at January 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the year ended January 31, 2001, the period from incorporation on February 4, 1999 to January 31, 2000 and the period from incorporation on February 4, 1999 to January 31, 2001. These financial statements, expressed in United States dollars, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kidstoysplus.com, Inc. as at January 31, 2001 and 2000 and the results of its operations and its cash flows for the year ended January 31, 2001, the period from incorporation on February 4, 1999 to January 31, 2000 and the period from incorporation on February 4, 1999 to January 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

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

April 13, 2001

KIDSTOYSPLUS.COM, INC.

(A Development Stage Company)

BALANCE SHEETS

(Expressed in United States Dollars)

AS AT JANUARY 31

	2001	2000

ASSETS

Current
Cash	$ 24,451	$ 11,372
Receivables	13,572	-
Inventory	72,489	-
Prepaid expenses and deposits	3,953	8,017
Due from related parties (Note 5)	47,850	-

Total current assets	162,315	19,389

Capital assets (Note 6)	23,044	10,323

Total assets	$ 185,359	$ 29,712

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$ 27,218	$ 56,419

Total current liabilities	27,218	56,419

Stockholders' equity
Common stock (Note 7)
Authorized
25,000,000	common shares with a par value of $0.001
Issued and outstanding
11,130,884	common shares (2000 - 9,968,084 common shares)	11,130	9,968
Additional paid-in capital	968,912	239,274
Stock subscriptions receivable	-	(5,500)
Deficit, accumulated during the development stage	(821,901)	(270,449)

Total stockholders' equity	158,141	(26,707)

Total liabilities and stockholders' equity	$ 185,359	$ 29,712

History and organization of the Company (Note 1)

Commitments (Note 11)

Subsequent events (Note 13)

The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in United States Dollars)
	Cumulative From Incorporation on February 4, 1999 to January 31,	Year Ended January 31,	Period From Incorporation on February 4, 1999 to January 31,
	2001	2001	2000

SALES	$ 48,953	$ 48,953	$ -

COST OF SALES	38,715	38,715	-

GROSS MARGIN	10,238	10,238	-

EXPENSES
Consulting fees	319,863	203,010	116,853
Depreciation	8,753	7,925	828
Entertainment and promotion	13,866	7,632	6,234
Equipment rental	5,360	2,347	3,013
Investor relations	91,228	88,548	2,680
Legal and accounting	97,439	52,783	44,656
Management fees	2,800	-	2,800
Marketing and advertising	28,576	28,576	-
Office and administration	119,870	91,232	28,638
Rent	29,623	20,365	9,258
Telephone and utilities	26,569	17,268	9,301
Transfer agent and filing fees	10,865	5,157	5,708
Travel and automobile	46,169	31,327	14,842
Website design and maintenance	46,759	16,732	30,027

	(847,740)	(572,902)	(274,838)

Loss before other item	(837,502)	(562,664)	(274,838)

OTHER ITEM
Interest income	15,601	11,212	4,389

Loss for the period	$ (821,901)	$ (551,452)	$ (270,449)

Basic and diluted loss per share		$ (0.05)	$ (0.03)

Weighted average number of shares of common stock outstanding		10,692,910	8,259,140

The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)
Common Stock Issued	Additional	Stock	Deficit, Accumulated During the
			Paid-in	Subscriptions	Development
	Number	Amount	Capital	Receivable	Stage	Total

Balance, February 4,
1999	-	$ -	$ -	$ -	$ -	$ -

Shares issued for cash
at $0.001 per share	100,000	100	-	-	-	100

Shares subscribed for cash at $0.001 per
share	5,500,000	5,500	-	(5,500)	-	-

Shares issued for cash
at $0.01 per share	3,960,000	3,960	35,640	-	-	39,600

Shares issued for cash
at $0.50 per share	408,084	408	203,634	-	-	204,042

Loss for the period	-	-	-	-	(270,449)	(270,449)

Balance, January 31,
2000	9,968,084	9,968	239,274	(5,500)	(270,449)	(26,707)

Shares issued for cash
at $1.25 per share	590,400	590	737,410	-	-	738,000

Share issuance costs	-	-	(73,800)	-	-	(73,800)

Stock subscriptions
received	-	-	-	5,500	-	5,500

Shares issued for cash
at $0.10 per share on exercise of stock options	400,000	400	39,600	-	-	40,000

Shares issued for cash
at $0.25 per share on exercise of stock options	22,400	22	5,578	-	-	5,600

Shares issued for services at $0.14 per share	150,000	150	20,850	-	-	21,000

Loss for the year	-	-	-	-	(551,452)	(551,452)

Balance, January 31,
2001	11,130,884	$ 11,130	$ 968,912	$ -	$ (821,901)	$ 158,141

The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)
	Cumulative From Incorporation on February 4, 1999 to January 31, 2001	Year Ended January 31, 2001	Period From Incorporation on February 4, 1999 to January 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (821,901)	$ (551,452)	$ (270,449)
Items not affecting cash:
Depreciation	8,753	7,925	828
Shares issued for services	21,000	21,000	-

Changes in other operating assets and liabilities:
Increase in receivables	(13,572)	(13,572)	-
Increase in inventory	(72,489)	(72,489)	-
(Increase) decrease in prepaid expenses and deposits	(3,953)	4,064	(8,017)
Increase in due from related parties	(47,850)	(47,850)	-
Increase (decrease) in accounts payable and accrued liabilities	27,218	(29,201)	56,419

Net cash used in operating activities	(902,794)	(681,575)	(221,219)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital assets acquired	(31,797)	(20,646)	(11,151)

Net cash used in investing activities	(31,797)	(20,646)	(11,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	1,027,342	783,600	243,742
Share issuance costs	(73,800)	(73,800)	-
Stock subscriptions received	5,500	5,500	-

Net cash provided by financing activities	959,042	715,300	243,742

Increase in cash for the period	24,451	13,079	11,372

Cash, beginning of period	-	11,372	-

Cash, end of period	$ 24,451	$ 24,451	$ 11,372

Cash paid during the period for interest	$ -	$ -	$ -

Cash paid during the period for income taxes	$ -	$ -	$ -

Supplemental disclosure for non-cash financing and investing activities (Note 10)

The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

JANUARY 31, 2001

1. HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on February 4, 1999 under the laws of the state of Nevada, and is considered a development stage company, in accordance with SFAS #7.

The Company operates a retail website on the internet specializing in children's toys and entertainment products.

2. GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to sell the assets of the Company and reduce the Company's liabilities to $Nil in order to position the Company to pursue new business opportunities and to seek additional capital through private placements.
	2001	2000

Deficit accumulated during the development stage	$ (821,901)	$ (270,449)
Working capital (deficiency)	135,097	(37,030)

3. SIGNIFICANT ACCOUNTING POLICIES

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

Capital assets

Capital assets are recorded at cost. Depreciation is provided over the estimated useful life using the following rates:

Computer equipment	3 years straight-line
Furniture and fixtures	5 years straight-line

Inventory

Inventory is valued at the lower of cost or net realizable value.

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

Accounting for derivative instruments and hedging activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"),"Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, FASB issued SFAS 137 to defer the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 which is a significant amendment to SFAS 133. The Company does not anticipate that the adoption of these statements will have a significant impact on its financial statements.

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

4. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, receivables, due from related parties and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

5. DUE FROM RELATED PARTIES
	2000	1999

Due from directors of the Company, unsecured, non-interest bearing with no fixed terms of repayment	$ 47,850	$ -

The fair value of amounts due from related parties are not determinable as they have no specific repayment terms.

6. CAPITAL ASSETS
Accumulated	Net Book Value
	Cost	Depreciation	2001	2000

Computer equipment	$11,298	$2,523	$8,775	$4,058
Furniture and fixtures	20,499	6,230	14,269	6,265

	$31,797	$8,753	$23,044	$10,323

7. COMMON STOCK

On April 6, 1999, the Company issued 5,600,000 and 3,960,000 shares of common stock under Rule 504 of Regulation D of the Securities Act of 1933 for total proceeds of $5,600 and $39,600, respectively.

On April 7, 1999, the Company issued 408,084 shares of common stock under Rule 504 of Regulation D of the Securities Act of 1933 for total proceeds of $204,042.

On April 7, 2000, the Company completed a private placement whereby it issued 590,400 units under Rule 506 of Regulation D of the Securities Act of 1933 at $1.25 per unit for total proceeds of $738,000. Each unit consists of one restricted share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one restricted share of common stock of the Company at a price of $1.625 per share until April 7, 2001.

On August 4, 2000, the Company issued 400,000 shares of common stock on the exercise of stock options under Rule 504 of Regulation D of the Securities Act of 1933 for total proceeds of $40,000.

On September 21, 2000, the Company issued 22,400 shares of common stock on the exercise of stock options under Rule 504 of Regulation D of the Securities Act of 1933 for total proceeds of $5,600.

On November 1, 2000, the Company issued 150,000 Rule 144 restricted shares of common stock at a deemed value of $21,000 for services rendered (Note 11c).

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

Stock options and warrants

As at January 31, 2001, 590,400 warrants entitling the holders to purchase one share of common stock at a price of $1.625 per share expiring April 7, 2001 were outstanding. Subsequent to January 31, 2001, these warrants expired.

The following stock options were outstanding as at January 31, 2001.

500,000	$0.10	May 15,2005
600,000	0.25	May 15,2005
350,000	1.00	March 15, 2010
425,000	0.4375	March 15, 2010
120,000	0.21	March 15, 2010

8. STOCK-BASED COMPENSATION

On May 1, 1999, pursuant to Consulting Agreements, the Company granted options to directors and employees to acquire up to 1,000,000 shares of common stock of the Company at an exercise price of $0.10 per share and up to 1,000,000 shares of common stock of the Company at an exercise price of $0.25 per share.

The Company has also approved a Stock Option Plan for officers, employees and consultants of the Company. The Company has reserved 1,500,000 common shares of its unissued share capital for this plan. As of January 31, 2001, 895,000 options have been granted under the plan. The plan provides for vesting of options granted pro-rata over four years from the date of grant.

The exercise price of options granted under the plan will be as follows:

i) not less than the fair market value per common share at the date of grant.

ii) not less than 110% of the fair market value per common share at the date of grant for options granted to shareholders owning greater than 10% of the Company.

Options granted under the plan will expire the earlier of:

i) ten years from the date of grant or March 15, 2010, whichever is earlier.

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

Following is a summary of the stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding, February 4, 1999	-	$ -
Granted	2,000,000	0.17

Outstanding, January 31, 2000	2,000,000	0.17
Granted	895,000	0.62
Exercised	(422,400)	0.11
Cancelled	(477,600)	0.22

Outstanding, January 31, 2001	1,995,000	$0.38

Weighted average fair value of options granted during the current year		$ 0.74

Following is a summary of the status of options outstanding at January 31, 2001:
Outstanding Options	Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$0.10 to $0.25	1,220,000	4.8 years	$ 0.18	1,130,000	$ 0.18
$0.4375	425,000	9.2 years	0.4375	87,500	0.4375
$1.00	350,000	9.2 years	1.00	106,250	1.00

Compensation

The Company granted 895,000 options to officers and employees during the current year. These options are accounted for using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which follows the intrinsic value based method for accounting for compensation resulting from the granting of options. Had compensation expense relating to the 895,000 options granted to officers and employees been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standard No. 123, net loss and loss per share would have been adjusted as follows:

	Cumulative From Incorporation on February 4, 1999 to January 31, 2001	Year Ended January 31, 2001	Period From Incorporation on February 4, 1999 to January 31, 2000

Loss for the period
As reported	$(821,901)	$(551,452)	$(270,449)

Pro forma	$(846,665)	$(576,216)	$(270,449)

Basic and diluted loss per share
As reported		$(0.05)	$(0.03)

Pro forma		$(0.05)	$(0.03)

The fair value of each option granted is estimated on the grant date using the Black Scholes Option Pricing Model. The assumptions used in calculating fair values are as follows:
	2001	2000

Risk-free interest rate	6.58%	7.0%
Expected life of options	3 years	6 years
Expected volatility	86.4%	0.001%
Expected dividend yield	0.0%	0.0%

9. RELATED PARTY TRANSACTIONS

During the period ended January 31, 2001, the Company entered into the following transactions with related parties:

a) Paid $Nil (2000 - $2,800) in management fees to the president of the Company.

b) Paid consulting fees of $83,000 (2000 - $51,600) to the president, $31,552 (2000 - $Nil) to an officer and $Nil (2000 - $18,000) to a former director of the Company.

c ) Paid office administration fees of $7,887 (2000 - $Nil) to a relative of an officer of the Company.

Included in accounts payable as at January 31, 2001 is $Nil (2000 - $18,000) due to a former director of the Company.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

10. SUPPLEMENTAL DISCLOSURE WITH FOR NON-CASH FINANCING AND INVESTING ACTIVITIES

The significant non-cash transaction for the year ended January 31, 2001 consisted of the Company issuing 150,000 shares of common stock in the amount of $21,000 in exchange for services rendered.

The significant non-cash transaction for the period ended January 31, 2000 consisted of the Company issuing 5,500,000 shares of common stock in the amount of $5,500 in exchange for a stock subscription receivable.

11. COMMITMENTS

a) The Company entered into Consulting Agreements with directors and employees of the Company, effective May 1, 1999, for terms of five years. The agreements call for consulting fees totalling $9,000 per month to be paid. Monthly hours worked by the directors or employees in excess of the base hourly commitments in the agreements will be paid at a rate of $100 per hour. During the year ended January 31, 2001, the Company cancelled consulting agreements calling for a total of $4,000 per month to be paid.

b) The Company has a stock option plan as disclosed in Note 8.

c) The Company entered into an agreement effective November 1, 2000 for a term of 6 months with Renmark Financial Communications ("Renmark") whereby Renmark will provide investor relations and communication services to the Company in return for fees of $5,000 per month. Pursuant to this agreement, The Company also issued 150,000 restricted shares of common stock at a deemed value of $21,000 to Renmark for services rendered. The agreement was subsequently terminated effective March 31, 2001.

12. INCOME TAXES

The Company's total deferred tax asset at January 31 is as follows:
	2001	2000

Tax benefit of net operating loss carryforward	$189,000	$101,586
Valuation allowance	(189,000)	(101,586)

	$ -	$ -

The Company has a net operating loss carryforward of approximately $540,000 (2000 - $267,332) which expire starting in 2018. The valuation allowance increased to $189,000 from $101,586 during the year ended January 31, 2001. The Company provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

13. SUBSEQUENT EVENTS

Subsequent to January 31, 2001, the Company filed a Preliminary Proxy Statement whereby the Company, pursuant to an Acquisition Agreement, proposes transfer all of its assets to the controlling shareholder of the Company in exchange for consideration of $100,000 in cash or marketable securities and the assumption of the Company's liabilities. In addition, FYI Consulting ("FYI") proposes to purchase 5,565,500 of the 5,570,400 shares of common stock of the Company currently held by the controlling shareholder for consideration of approximately $160,000 (CDN $250,000) cash and $100,000 in cash or marketable securities. If successful, FYI will become the majority shareholder of the Company.

The Company also proposes to change its name from Kidstoysplus.com, Inc. to Mikim, Inc. and to enter into a Consulting Agreement for a term of two years with FYI Consulting in exchange for $100,000 in cash or marketable securities.

The above agreements and proposals are subject to regulatory and shareholder approval pursuant to the Preliminary Proxy Statement. Furthermore, the Company has received commitments from certain stock option holders whereby 395,000 outstanding stock options will be cancelled if the shareholders of the Company vote in favor of the above agreements and proposals.