Form 10QSB
period 2001-04-30
KIDSTOYSPLUS COM INC
filed 2001-06-25
CIK 1084551

FORM 10-QSB
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                 April 30, 2001


                         Commission File Number: 0-26439


                             Kidstoysplus.com, Inc.
             (Exact name of registrant as specified in its charter)


                   Nevada,                   98-0203927
              ---------------            ------------------
          (Place of Incorporation)     (IRS Employer ID Number)



           2924 Ciffe Ave Courtenay, British Columbia, Canada V9N 2L7
              (Address of registrant's principal executive office)

                                 1-877-566-1212
                         (Registrant's telephone number)




Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


     Number of Shares of Common Stock, $0.001 Par Value, Outstanding at April 30, 2001:
                                   11,130,884

                             KIDSTOYSPLUS.COM, INC.
                              For the Quarter Ended
                                 April 30, 2001
                              INDEX TO FORM 10-QSB


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

                                                                                                        Page

        Balance Sheets:
        - January 31, 2001 and April 30, 2001............................................................1

        Statements of Operations:
        - For the Three Months Ended April 30, 2001......................................................2

        Statements of Cash Flow:
        - For the Three Months Ended April 30, 2001......................................................3

Notes to Financial Statements ...........................................................................4

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations......................................................................6

PART II - OTHER INFORMATION

ITEM 1... LEGAL PROCEEDINGS.

ITEM 2... CHANGES IN SECURITIES.

ITEM 3... DEFAULTS UPON SENIOR SECURITIES.

ITEM 4... SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

ITEM 5... OTHER INFORMATION.

ITEM 6... EXHIBITS AND REPORTS ON FROM 8-K.

PART I -- FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS:



                             KIDSTOYSPLUS.COM, INC.
                              FINANCIAL STATEMENTS
                      (Expressed in United States Dollars)
                                   (Unaudited)
                                  APRIL 30, 2001


KIDSTOYSPLUS.COM, INC.
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

==================================================================================================================
                                                                                         April 30,     January 31,
                                                                                              2001            2001
------------------------------------------------------------------------------------------------------------------

ASSETS
Current
    Cash                                                                              $        138   $      24,451
    Receivables                                                                              5,697          13,572
    Inventory                                                                               81,771          72,489
    Prepaid expenses and deposits                                                            6,867           3,953
                                                                                     -------------  --------------

    Total current assets                                                                    94,473         114,465

Due from related parties (Note 3)                                                           48,082          47,850

Capital assets                                                                              23,046          23,044
                                                                                     -------------  --------------

Total assets                                                                          $    165,601   $     185,359
===================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Accounts payable and accrued liabilities                                          $    56,480    $     27,218
                                                                                     -------------  --------------

    Total current liabilities                                                               56,480          27,218
                                                                                     -------------  --------------

Stockholders' equity
    Common stock
       Authorized
         25,000,000  common shares with a par value of $0.001
       Issued and outstanding
         11,130,884  common shares (January 31, 2001 -11,130,884 common shares)             11,130          11,130
    Additional paid-in capital                                                             968,912         968,912
    Deficit                                                                                (49,020)              -
    Deficit accumulated during the development stage                                      (821,901)       (821,901)
                                                                                      -------------  --------------

    Total stockholders' equity                                                             109,121         158,141
                                                                                      -------------  --------------

Total liabilities and stockholders' equity                                            $    165,601   $     185,359
============================================================================================================================

Subsequent event (Note 5)



     The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

=============================================================================================================
                                                                        Three Month      Three Month
                                                                       Period Ended     Period Ended
                                                                          April 30,        April 30,
                                                                               2001             2000
-------------------------------------------------------------------------------------------------------------

SALES                                                                  $     40,929       $       -

COST OF SALES                                                                23,366               -
                                                                      ---------------    --------------

GROSS MARGIN                                                                 17,563               -
                                                                      ---------------    --------------
EXPENSES
    Consulting fees and sub-contracts                                        27,734           69,939
    Depreciation                                                              2,246            1,188
    Entertainment and promotion                                                 272            4,038
    Equipment rental                                                            216              524
    Investor relations                                                        4,455            8,750
    Legal and accounting                                                      4,887            4,304
    Marketing and advertising                                                 5,353            1,130
    Office and administration                                                 5,215           13,878
    Rent                                                                      4,047            6,041
    Salaries and wages                                                        4,970                -
    Telephone and utilities                                                   3,865            4,036
    Transfer agent and filing fees                                              824              438
    Travel and automobile                                                       849            7,655
    Website design and maintenance                                            1,959               -
                                                                      ---------------   --------------
                                                                            (66,892)        (121,921)
                                                                      ---------------  ---------------

Loss before other item                                                      (49,329)        (121,921)

OTHER ITEM
    Interest income                                                             309            2,107
                                                                      ---------------  ---------------

Loss for the period                                                    $    (49,020)      $ (119,814)
==========================================================================================================

Basic and diluted loss per share                                       $      (0.01)      $    (0.01)
==========================================================================================================

Weighted average number of shares of common stock outstanding            11,130,884       10,118,964
==========================================================================================================



     The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

==================================================================================================================
                                                                                    Three Month      Three Month
                                                                                   Period Ended     Period Ended
                                                                                      April 30,        April 30,
                                                                                           2001             2000
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                           $    (49,020)     $  (119,814)
    Items not affecting cash:
       Depreciation                                                                      2,246            1,188

    Changes in other operating assets and liabilities:
       (Increase) decrease in receivables                                                7,875           (4,484)
       Increase in inventory                                                            (9,282)          (6,434)
       Increase in prepaid expenses and deposits                                        (2,914)            (146)
       Increase (decrease) in accounts payable and accrued liabilities                  29,262          (43,014)
                                                                                  ---------------  ---------------

    Net cash used in operating activities                                              (21,833)        (172,704)
                                                                                  ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital assets acquired                                                             (2,248)         (18,778)
    Due from related parties                                                              (232)              -
                                                                                  ---------------  ---------------

    Net cash used in investing activities                                               (2,480)         (18,778)
                                                                                  ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issued for cash                                                             -          738,000
    Share issuance costs                                                                     -          (73,800)
    Stock subscriptions received                                                             -            5,500
                                                                                 ---------------  ----------------

    Net cash provided by financing activities                                                -          669,700
                                                                                 ---------------  ----------------

Change in cash during the period                                                       (24,313)         478,218

Cash, beginning of period                                                               24,451           11,372
                                                                                 ---------------  ----------------

Cash, end of period                                                               $        138      $   489,590
==================================================================================================================

Cash paid during the period for interest                                          $          -      $         -
==================================================================================================================

Cash paid during the period for income taxes                                      $          -      $         -
==================================================================================================================


The accompanying notes are an integral part of these financial statements.

KIDSTOYSPLUS.COM, INC.
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  Dollars)
(Unaudited) APRIL 30, 2001


1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was incorporated on February 4, 1999 under the laws of the state of Nevada. The Company was considered in the development stage until January 2001 at which time it ceased being a development stage company. The Company operates a retail website on the internet specializing in children's toys and entertainment products.

     In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended January 31, 2001. The results of operations for the three month period ended April 30, 2001 are not necessarily indicative of the results to be expected for the year ending January 31, 2002.

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

         ======================================================================================================
                                                                                     April 30,     January 31,
                                                                                          2001            2001
         ------------------------------------------------------------------------------------------------------

         Deficit                                                                  $    (49,020)   $         -
         Deficit accumulated during the development stage                             (821,901)      (821,901)
         Working capital                                                                37,993         87,247
         ======================================================================================================

3.       DUE FROM RELATED PARTIES

         ======================================================================================================
                                                                                     April 30,     January 31,
                                                                                          2001            2001
         ------------------------------------------------------------------------------------------------------

         Due from directors of the Company, unsecured, non-interest bearing with
         no fixed     terms of repayment                                         $      48,082    $    47,850
         ======================================================================================================

4.   RELATED PARTY TRANSACTIONS

     During the three month period ended April 30, 2001, the Company entered into the following transactions with related parties:

     a) Paid consulting fees of $14,300 (2000 - $20,000) to the president of the Company.

KIDSTOYSPLUS.COM, INC.
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  Dollars)
(Unaudited) APRIL 30, 2001




4.   RELATED PARTY TRANSACTIONS (cont'd...)

     b) Paid office administration fees of $1,327 (2000 - $Nil) to a relative of an officer of the Company.

     These  transactions  were in the  normal  course  of  operations  and  were
     measured  at  the   exchange   value  which   represented   the  amount  of
     consideration established and agreed to by the related parties.


5.   SUBSEQUENT EVENT

     Subsequent to April 30, 2001, the Company withdrew the Preliminary Proxy Statement filed April 11, 2001. The Board of Directors has also approved a private placement offering consisting of up to 3,000,000 units at a price of $0.05 per unit. Each unit consists of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of common stock at a price of $0.06 per share for a period of one year. As of June 22, 2001, the Company has received one subscription to purchase 500,000 units.

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

Kidstoysplus.com, Inc. was organized to develop and operate a retail website on the Internet specializing in children's products. We launched our website and opened one retail location in British Columbia prior to the end of our fiscal quarter ended January 31, 2001. On May 5, 2001, we opened an additonal retail facility in Campbell River, Vancouver Island, British Columbia. We currently offer children's toys, collectable toy items and hobby related products. In the future, we may offer books, music, story line CD's, audio-tapes, movies, video games and educational products.

The following discussion and analysis explains our results of operations for the three-month fiscal quarter from February 1, 2001 to April 30, 2001 and our financial condition. You should review our discussion and analysis of financial condition in conjunction with our financial statements and the related notes, as well as statements detailed in the Company's Securities and Exchange Commission filings.


Results of Operations

        Fiscal Quarter Ended April 30, 2001

Revenues. We launched our website and opened one retail location in British Columbia during our fourth quarter ended January 31, 2001. Our first operational quarter was our fourth quarter ended January 31, 2001, the 2000 Christmas holiday season. Our sales continued to grow after the holiday season rising through February, March and April. We had revenues of $40,929 for the first quarter ended January 31, 2001, compared to no revenues during the same period 2000. We believe that our revenue will continue to increase through the rest of 2001, with a substantial portion of our revenues expected during the fourth quarter 2001 Christmas holiday season. We currently offer approximately 1700 items from numerous toy manufactures on our website and at our retail locations and anticipate that we will offer additional items, assuming that we can obtain additional financing.

Expenses. During our fiscal quarter ended April 30, 2001, we incurred total expenses of $66,892 related primarily to: (i) continuly enhancing and developing our website, (ii) overhead associated with operating two retail stores and (iii) restocking and purchasing of inventory items. Total expenses declined by $55,029 (a 45.1% decline) from $121,921 during the three month period ended April 30, 2000, to $66,892 during the same period in 2001. The decline resulted primarily from a decline in consulting fees and sub-contract expenses ($27,734 during the quarter ended April 30, 2001, compared to $69,939 in the same period 2000); investor relations ($4,455 during the quarter ended April 30, 2001, compared to $8,750 in the same period 2000) and office and administration expenses ($5,215 during the quarter ended April 30, 2001, compared to $13,878 in the same period
2000). These expenses incurred during the quarter ended April 30, 2000 were related to the cost of developing our business, web site and technologies.

During the fiscal quarter ended April 30, 2001, we paid consulting fees in the amount of $27,734 ($69,939 - 2000) which included fees paid to: (i) Axel Miedbrodt our Operations Manager, (ii) Caroline Miskenick, our customer service manager (iii) two internal programmers and several retail store personnel, and
(iv) fees paid to Albert R. Timcke, our President. We paid legal and accounting fees of $4,887 ($4,304 - 2000) during the fiscal quarter ending April 30, 2001 related to the preparation of our filings with the Securities and Exchange Commission and other legal and accounting matters. We incurred other expenses including: travel expenses of $849, telephone expenses of $ 3,865, rent expenses of $4,047, investor relations expenses of $4,453, entertainment and promotion expenses of $272, salaries & wages of $4,970, web design and maintenance of $1,959 and office and miscellaneous expenses of $13,854. We anticipate that our operating and administrative expenses will increase during the second, third and fourth quarters of our fiscal year 2001 as revenue growth continues from our Internet website and retail store operations and we are required to hire additional personnel for our operations.

Net Loss. We had a loss of $49,020 or $0.01 per share for the fiscal period ended April 30, 2001, compared to a loss of $121,921 for the quarter ended April 30, 2000. We anticipate that we will continue to incur losses at approximately the same levels of the losses incurred during the quarter ended April 30, 2001 through at least our fourth fiscal quarter ending January 31, 2002.

Plan of Operation

During our fiscal quarter ended April 30, 2001, we experienced continuous growth on a monthly basis from our website. We anticipate that our retail store outlet sales will level off and should remain flat throughout the late spring and summer months. Our established shopping sites on Amazon zshops and Yahoo shopping continue to have user viewer growth with resulting sales.

Now that we are operational, we intend to focus on (i) recruiting and training additional qualified operational and sales personnel; (ii) intensifying promotional efforts for the Kidstoysplus.com Website and brand name; (iii) building market awareness and attracting customers to the Kidstoysplus.com Website; (iv) refining our distribution, fulfillment and customer service operations and strategy; (v) actively marketing merchandise through our Kidstoysplus.com Website; (vii) expanding the product line and mix of products available on the Kidstoysplus.com Website; (viii) developing strategic relationships with possible fulfillment vendors; (ix) expanding the content on the Kidstoysplus.com Website to appeal to our target markets; and (x) developing functional cross marketing programs and marketing information systems for our client base.

Our Marketing Strategy

Originally our marketing strategy was to market children's toys and related products to niche market segments exclusively over the Internet. During 2000, we modified our original business plan and opened two physical retail store locations. We believe that a combination of Internet retailing presence and physical retail storefront operations will be the key to our future retailing success. Our pricing strategy is to sell our products at prices that are competitive with or below the prices charged by other Internet retailers and toy stores with physical facilities. We process and deliver orders for our products in one to ten business days depending on the delivery method that our customers select.

Online Service and Internet Advertising

During 2000, we set-up additional online retailing shops in addition to our own website on various high-traffic Internet portals to increase awareness of our business. We have established these additional Internet retailing outlets on Amazon.zshops and on Yahoo shopping. We intend to further develop this marketing concept on additional high-traffic Internet portals throughout 2001. We believe that this type of Internet advertising provides the company with a great amount of exposure at a relatively low advertising cost. Thus we believe our customer acquisition costs are relatively low compared to past "dot com" enterprises that now have gone out of business.

Advertising and Public Relations

During the 2000 holiday season, we published a catalogue which we mailed to our customers. We intend to engage in a coordinated program of print advertising through specialized and general circulation newspapers and magazines. We may also advertise in other media.


Capital Requirements

Capital requirements of a high technology start-up company are continuous, especially in the early years, or until the company can establish a revenue stream from product sales.

We anticipate our operating budget to implement our business plan and to meet our financial obligations during the remainder of our fiscal year ending April 30, 2001, will be as follows:

                 DESCRIPTION                 July 31,     October 31,     January 31
                                               2001          2001            2002
------------------------------------------------------------------------------------
Accounting and legal expenses.               $12,000       $12,000         $12,000
------------------------------------------------------------------------------------
Office and administration                    $30,000       $40,000         $40,000
------------------------------------------------------------------------------------
Website design and posting                   $10,000       $10,000         $10,000
------------------------------------------------------------------------------------
Web maintenance and software upgrades         $5,000        $5,000          $5,000
------------------------------------------------------------------------------------
Warehouse and office facilities               $5,000       $10,000          $5,000
------------------------------------------------------------------------------------
Company marketing expense                    $10,000       $30,000          $5,000
------------------------------------------------------------------------------------
Selective increase product inventory         $20,000       $40,000         $10,000
------------------------------------------------------------------------------------
Working capital                              $30,000       $30,000         $20,000
------------------------------------------------------------------------------------
Totals                                      $122,000      $177,000        $107,000
------------------------------------------------------------------------------------

Liquidity and Capital Resources

As of April 30, 2001, we had working capital of $37,993. We had cash or cash equivalents of $138 and prepaid expenses and deposits in the amount of $6,867. We had accounts payable and accrued liabilities in the amount of $56,480.

Our board of directors has recently approved a private placement of certain of our securities. We are offering these securities in a private placement under Regulation D. We are offering our units, consisting of one share of common stock and a stock purchase warrant, at a price per unit of $ 0.05. Each warrant contained as apart of our units is exercisable to acquire one additional share of common stock at $0.06 per share for a period of one year. As of June 22, 2001, we have received one subscription for 500,000 units for gross proceeds of $25,000. We anticipate that we will be required to raise at least $150,000 - $ 300,000 during fiscal year 2001 to meet our anticipated cash requirements related to our operations and to expand our operations, including acquiring inventory, marketing expenses, hiring additional personnel and refining our website and distribution center technologies.

We have not entered into any other arrangements or agreements to obtain additional financing. If we are unsuccessful in obtaining the financing we will not be able to continue as a going concern and an investment in our common shares may result in a loss of the investment made.

We believe our estimates of our capital requirements to be reasonable. The capital requirements are only estimates and can change for many different reasons, some of which are beyond our control. We are a development stage company.

We cannot assure you that we will be able to obtain financing in a timely manner or on acceptable terms, if at all. If we are unable to obtain financing there is a substantial risk that such a strategy will adversely affect our ability to build value in our "Kidstoysplus" brand name, which may have an adverse affect on our business and our ability to compete effectively.


Our Technology

We have developed and continue to develop software technology that allows us to deliver outstanding service and to achieve the economies we believe are inherent to our business. Our strategy is to build strong brand recognition, customer loyalty and supplier relationships, while creating an economic model that is superior to other online and traditional capital and real estate-intensive toy retailers. We believe that our success will depend on our ability to continually develop technology to offer an online experience that is easy to use, useful, functional, entertaining and educational. We believe that our technology must meet or exceed the general expectations of the virtual shopper who we believe will have experience shopping with other online retailers and who will expect a high level of technical sophistication from our website. Refinements and continued development on the website beyond April 30, 2001 will be carried out in-house with consultants. We anticipate we will spend approximately $20,000 to $40,000 to continually enhance, develop and modify the software technology related to our customer service and support systems, inventory control systems, distribution and logistical facilitation systems, accounting systems and other internal control systems on a yearly basis.

The cost for developing technology is expensive and the process will require continuous testing and refinement. Our commercial success will depend on our ability to continually attract visitors and shoppers to our website. This will require us to develop and use increasing sophisticated technologies to generate, sustain and maintain user interest and satisfactionWe have hired internal programmers, which maintain and continue to develop the software technologies related to our internal control and distribution systems. There can be no assurance that we will continue to successfully develop and test the technologies related to the website or contemplated in our business plan on a timely basis, if at all. If we fail to continually enhance our website or our support systems or fail to raise additional capital as planned, our business and results of operations will be materially adversely affected.

Personalized Shopping Services

We offer personalized notification and shopping services through telephone, website and email services.

Customer Service

We believe that our ability to establish and maintain long-term relationships with our customers and encourage repeat visits and purchases depends, in part, on the strength of our customer support and service operations. We use frequent communication with and feedback from our customers in order to continually improve both the online and retail store and our services. We offer an e-mail address to enable customers to request information and to encourage feedback and suggestions. We also have established a team of customer support and service personnel who are responsible for handling general customer inquiries, answering customer questions about the ordering process, and investigating the status of orders, shipments and payments.


Personnel

As of April 30, 2001, we had six full-time personnel/consultants and one external communications consultant. Albert R. Timcke, a director and our President, assists with strategic corporate planning, financing activities and product research and development. Axel Miedbrodt, our vice president of operations responsible for establishing our distribution and customer service facilities, Caroline Miskenack, our customer service manager responsible for complete customer service operations, Marcow Miedbrodt an in-house programmer that is designing and enhancing our website and assisting us with developing our internal distribution and customer service systems, Ian Martinovsky, our retail store supervisor and Jennifer Choate our retail clerk. We also employ five part time/casual employees.

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


Fulfillment and Product Inventory

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

Our Distribution Center and Customer Service Center

Our principal office, customer service and retail facility is located at 2924 Cliffe Avenue, Courtenay, B.C. This location is approximately 3,200 square feet, which was originally leased for a term of one year and then on a month-to-month basis at a rental rate of approximately $680.00 per month. We lease additional warehouse facilities on a month-to-month basis at a location behind our administrative and retail facility.



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

KIDSTOYSPLUS.COM, INC.
----------------------
(Registrant)



Date: June 22, 2001

_ /s/ Albert R. Timcke__
Albert R. Timcke, Chairman of the Board of Directors,
President, Secretary  (principal
executive officer and director, principal accounting officer)