Form 10QSB
period 2001-07-31
KIDSTOYSPLUS COM INC
filed 2001-09-14
CIK 1084551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                               FORM 10-QSB
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                  July 31, 2001

                         Commission File Number: 0-26439


                             Kidstoysplus.com, Inc.
             (Exact name of registrant as specified in its charter)


              Nevada                                     98-0203927
           -------------                            ----------------------
      (Place of Incorporation)                     (IRS Employer ID Number)


           2924 Ciffe Ave Courtenay, British Columbia, Canada V9N 2L7
          ------------------------------------------------------------
             (Address of registrant's principal executive office)

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


     Number of Shares of Common Stock,  $0.001 Par Value,  Outstanding  at April
30, 2001:                        12,330,884
                                -----------

                             KIDSTOYSPLUS.COM, INC.
                              For the Quarter Ended
                                  July 31, 2001
                              INDEX TO FORM 10-QSB


                                                                                    Page

PART I - FINANCIAL INFORMATION .......................................................1

ITEM 1. FINANCIAL STATEMENTS: ........................................................1

         Balance Sheets:
         - January 31, 2001 and July 31, 2001.........................................1

         Statements of Operations:
         - For the Three and Six Months Ended July 31, 2001...........................2

         Statements of Cash Flow:
         - For the Three and Six Months Ended July 31, 2001...........................3

         Notes to Financial Statements ...............................................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..........................................7

PART II - OTHER INFORMATION .........................................................12

ITEM 1.  LEGAL PROCEEDINGS ..........................................................12

ITEM 2.  CHANGES IN SECURITIES ......................................................13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ............................................13

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS ..........................13

ITEM 5.  OTHER INFORMATION ..........................................................13

ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K ...........................................13

SIGNATURES ..........................................................................14

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:


KIDSTOYSPLUS.COM, INC.
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)


=================================================================================================
                                                                        July 31,     January 31,
                                                                            2001            2001
--------------------------------------------------------------------------------- ---------------
ASSETS
Current
    Cash                                                           $           -  $       24,451
    Receivables                                                            4,503          13,572
    Inventory                                                             89,519          72,489
    Prepaid expenses and deposits                                          7,062           3,953
                                                                   -------------  --------------
    Total current assets                                                 101,084         114,465

Due from related parties (Note 3)                                         48,365          47,850

Capital assets                                                            24,124          23,044
                                                                   -------------  --------------
Total assets                                                       $     173,573  $      185,359
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
    Bank indebtedness                                              $         222  $            -
    Accounts payable and accrued liabilities                              59,866          27,218
                                                                   -------------  --------------
    Total current liabilities                                             60,088          27,218
                                                                   -------------  --------------
Stockholders' equity
    Common stock (Note 4)
       Authorized
         25,000,000 common shares with a par value of $0.001
       Issued and outstanding
         12,330,884 common shares (January 31, 2001 -
         11,130,884 common shares)                                        12,330          11,130
    Additional paid-in capital                                         1,027,712         968,912
    Deficit                                                             (104,656)              -
    Deficit accumulated during the development stage                    (821,901)       (821,901)
                                                                   -------------  --------------
    Total stockholders' equity                                           113,485         158,141
                                                                   -------------  --------------
Total liabilities and stockholders' equity                         $     173,573  $      185,359
=================================================================================================

              The accompanying notes are an integral part of these
                             financial statements.

KIDSTOYSPLUS.COM, INC.
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)




==================================================================================================================

                                                   Three Month      Three Month        Six Month        Six Month
                                                  Period Ended     Period Ended     Period Ended     Period Ended
                                                      July 31,         July 31,         July 31,         July 31,
                                                          2001             2000             2001             2000
--------------------------------------------------------------- ---------------- ---------------- ----------------
SALES                                            $      46,466    $       1,709     $     87,395      $     1,709

COST OF SALES                                           34,069                -           57,435                -
                                                 --------------   --------------   --------------    ------------
GROSS MARGIN                                            12,397            1,709           29,960            1,709
                                                 --------------   --------------   --------------    ------------
EXPENSES
    Consulting fees and sub-contracts                   19,291           57,404           47,025          127,343
    Depreciation                                         2,358            2,245            4,604            3,433
    Entertainment and promotion                            912            2,102            1,184            6,140
    Equipment rental                                       230              503              446            1,027
    Investor relations                                       -           16,237            4,455           24,987
    Legal and accounting                                 6,191           19,787           11,078           24,091
    Marketing and advertising                            1,777            3,506            7,130            4,636
    Office and administration                           16,236           34,563           21,451           48,441
    Rent                                                 7,555            5,602           11,602           11,643
    Salaries and wages                                   7,516                -           12,486                -
    Telephone and utilities                              2,672            6,578            6,537           10,614
    Transfer agent and filing fees                           7              934              831            1,372
    Travel and automobile                                1,302            4,263            2,151           11,918
    Website design and maintenance                       2,107            1,907            4,066            1,907
                                                 --------------   --------------   --------------    ------------
                                                        68,154          155,631          135,046          277,552
                                                 --------------   --------------   --------------    ------------
Loss before other item                                 (55,757)        (153,922)        (105,086)        (275,843)

OTHER ITEM
    Interest income                                        121            5,077              430            7,184
                                                 --------------   --------------   --------------    ------------
Loss for the period                            $       (55,636)  $     (148,845)    $   (104,656)     $  (268,659)
==================================================================================================================
Basic and diluted loss per share               $         (0.01)  $        (0.01)    $      (0.01)     $     (0.03)
==================================================================================================================
Weighted average number of shares of common
stock outstanding                                   11,641,754       10,558,484       11,390,553       10,376,822
==================================================================================================================

              The accompanying notes are an integral part of these
                             financial statements.

KIDSTOYSPLUS.COM, INC.
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)


==============================================================================================================================

                                                               Three Month      Three Month        Six Month        Six Month
                                                              Period Ended     Period Ended     Period Ended     Period Ended
                                                                  July 31,         July 31,         July 31,         July 31,
                                                                      2001             2000             2001             2000
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM
OPERATING ACTIVITIES
    Loss for the period                                       $    (55,636)     $  (148,845)     $  (104,656)      $ (268,659)
    Items not affecting cash:
       Depreciation                                                  2,358            2,245            4,604            3,433

    Changes in other operating assets and liabilities:
       (Increase) decrease in receivables                            1,194           (5,138)           9,069           (9,622)
       Increase in inventory                                        (7,748)         (33,617)         (17,030)         (40,051)
       Increase in prepaid expenses and deposits                      (195)            (339)          (3,109)            (485)
       Increase (decrease) in accounts payable and
       accrued liabilities                                           3,386           (8,234)          32,648          (51,248)
                                                              -------------     -------------    ------------      -----------
    Net cash used in operating activities                          (56,641)        (193,928)         (78,474)        (366,632)
                                                              -------------     -------------    ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital assets acquired                                         (3,436)          (1,868)          (5,684)         (20,646)
    Due from related parties                                          (283)         (46,073)            (515)         (46,073)
                                                              -------------     -------------    ------------      -----------
    Net cash used in investing activities                           (3,719)         (47,941)          (6,199)         (66,719)
                                                              -------------     -------------    ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issued for cash                                    60,000                -           60,000          738,000
    Share issuance costs                                                 -                -                -          (73,800)
    Stock subscriptions received                                         -                -                -            5,500
                                                              -------------     -------------    ------------      -----------
    Net cash provided by financing activities                       60,000                -           60,000          669,700
                                                              -------------     -------------    ------------      -----------
Change in cash during the period                                      (360)        (241,869)         (24,673)         236,349

Cash, beginning of period                                              138          489,590           24,451           11,372
                                                              -------------     -------------    ------------      -----------
Cash (bank indebtedness), end of period                       $       (222)     $   247,721      $      (222)      $  247,721
==============================================================================================================================
Cash paid during the period for interest                      $          -      $         -      $         -       $        -
==============================================================================================================================
Cash paid during the period for income taxes                  $          -      $         -      $         -       $        -
==============================================================================================================================

              The accompanying notes are an integral part of these
                             financial statements.

KIDSTOYSPLUS.COM, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2001
================================================================================


1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was incorporated on February 4, 1999 under the laws of the state of Nevada. The Company was considered in the development stage until January 2001 at which time it ceased being a development stage company. The Company operates a retail website on the internet specializing in children's toys and entertainment products.

     In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended January 31, 2001. The results of operations for the six month period ended July 31, 2001 are not necessarily indicative of the results to be expected for the year ending January 31, 2002.


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

     ===============================================================================================
                                                                           July 31,     January 31,
                                                                               2001            2001
     -----------------------------------------------------------------------------------------------
     Deficit                                                            $  (104,656)    $        -
     Deficit accumulated during the development stage                      (821,901)      (821,901)
     Working capital                                                         40,996         87,247
     ===============================================================================================


3.   DUE FROM RELATED PARTIES

     =================================================================================================================
                                                                                             July 31,     January 31,
                                                                                                 2001            2001
     -----------------------------------------------------------------------------------------------------------------
     Due from directors of the Company, unsecured, non-interest bearing with no fixed
          terms of repayment                                                               $   48,365      $   47,850
     =================================================================================================================


KIDSTOYSPLUS.COM, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2001
================================================================================


4.   COMMON STOCK

     On June 1, 2001, June 21, 2001 and July 13, 2001, the Company completed three private placements whereby it issued 500,000, 200,000 and 500,000 units under Rule 506 of Regulation D of the Securities Act of 1933 at $0.05 per unit for total proceeds of $25,000, $10,000 and $25,000, respectively. Each unit entitles the holder to one share of common stock and one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of common stock at a price of $0.06 per share for a period of one year from the date of the private placement.


5.   STOCK-BASED COMPENSATION

     During the current period, the Company granted options to officers and employees to acquire up to 300,000 shares of common stock of the Company at an exercise price of $0.085 per share expiring June 1, 2011.

     Following is a summary of the stock option activity during the period:

     =====================================================================================================
                                                                                                 Weighted
                                                                                                  Average
                                                                                   Number        Exercise
                                                                                of Shares           Price
     -----------------------------------------------------------------------------------------------------
     Outstanding, January 31, 2000                                              2,000,000      $    0.17
         Granted                                                                  895,000           0.62
         Exercised                                                               (422,400)          0.11
         Cancelled                                                               (477,600)          0.22
                                                                              -----------
     Outstanding, January 31, 2001                                              1,995,000           0.38
         Granted                                                                  300,000           0.085
                                                                              -----------
     Outstanding, July 31, 2001                                                 2,295,000      $    0.33
     =====================================================================================================
     Weighted average fair value of options granted during the current period                  $    0.080
     =====================================================================================================

     Compensation

     The Company granted 300,000 options to officers and employees during the current period. These options are accounted for using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which follows the intrinsic value based method for accounting for compensation resulting from the granting of options. Had compensation expense relating to the 300,000 options granted to officers and employees been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standard No. 123, net loss and loss per share would have been adjusted as follows:

KIDSTOYSPLUS.COM, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2001
================================================================================


5.   STOCK-BASED COMPENSATION (cont'd...)

     Compensation (cont'd...)

    ==========================================================================
                                                   Six month        Six month
                                                Period Ended     Period Ended
                                                    July 31,         July 31,
                                                        2001             2000
    --------------------------------------------- ---------------- -----------
     Loss for the period
       As reported                              $   (104,656)     $  (268,659)
                                                =============     ============
       Pro forma                                $   (108,646)     $  (293,423)
                                                =============     ============
     Basic and diluted loss per share
       As reported                              $      (0.01)     $     (0.03)
                                                =============     ============
       Pro forma                                $      (0.01)     $     (0.03)
    ==========================================================================


     The fair value of each option granted is estimated on the grant date using the Black Scholes Option Pricing Model. The assumptions used in calculating fair values are as follows:

     ======================================================================
                                                        2001        2000
     ----------------------------------------------------------------------
     Risk-free interest rate                             5.00%      6.58%
     Expected life of options                         3 years     3 years
     Expected volatility                               212.29%      0.864%
     Expected dividend yield                             0.0%       0.0%
     ======================================================================


6.   RELATED PARTY TRANSACTIONS

     During the six month period ended July 31, 2001, the Company entered into the following transactions with related parties:

     a) Paid consulting fees of $27,850 (2000 - $39,000) to the president of the Company.

     b) Paid office administration fees of $4,594 (2000 - $Nil) to a relative of an officer of the Company.

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

Kidstoysplus.com, Inc. was organized to develop and operate a retail website on the Internet specializing in children's products. We had an operating website and two retail locations in British Columbia during our second quarter ended July 31, 2001. We currently offer children's toys, collectable toy items and hobby related products. In the future, we may offer books, music, story line CD's, audio-tapes, movies, video games and educational products.

The following discussion and analysis explains our results of operations for the three-month fiscal quarter and six-month period ended July 31, 2001 and our financial condition. You should review our discussion and analysis of financial condition in conjunction with our financial statements and the related notes, as well as statements detailed in the Company's Securities and Exchange Commission filings.

Results of Operations

     Fiscal Period Ended July 31, 2001

Revenues. We had an operational website and two retail locations in British Columbia during the six-month period ended July 31, 2001. Our first operational quarter was our fourth quarter ended January 31, 2001, the 2000 Christmas holiday season. Our sales continued to grow after the holiday season rising through the first quarter, (February, March and April) and into the second quarter of May, June and July. We do not believe that the comparative revenue figures (fiscal 2000 to fiscal 2001) will be indicative of our future growth, since our first operational quarter was the fourth fiscal quarter ended January 31, 2001. We had revenues of $46,466 during the second quarter ended July 31, 2001, compared to revenues of $1,709 during the same period in 2000. We had revenues of $87,395 during the six-month period ended July 31, 2001, compared to $1,709 during the same period in 2000. We believe our revenues will continue to increase through the rest of 2001, with a substantial portion of our revenues expected during our fourth fiscal quarter ending January 31, 2002, the Christmas holiday season. We now offer approximately 2,200 items from a number of toy manufactures and anticipate that we will offer additional items, assuming that we can obtain additional financing.

We had continuous growth on a quarter-over-quarter basis from our website and retail operations. Revenues were 13.6% higher for the second quarter sales of $46,466 ending July 31, 2001 over the first quarter sales of $40,929 ending April 30, 2001.

Gross Margins: Gross margins were $12,397 for the fiscal quarter ended July 31, 2001 and $29,960 for the six month period end July 31, 2001. Gross margins as a percentage of revenues were 26.7% for the fiscal quarter ended July 31, 2001 and 34.3% for the six month period ended July 31, 2001.

Expenses. During our fiscal quarter ended July 31, 2001, we incurred total expenses of $68,154 related primarily to: (i) enhancing and developing our website, (ii) overhead associated with operating two retail stores and (iii) restocking and purchasing of inventory items. Total expenses declined by $87,477 (a 56.2% decline) from $155,631 during the three-month period ended July 31, 2000, to $68,154 during the same period in 2001. The decline resulted primarily from a decline in consulting fees and sub-contract expenses ($19,291 during the quarter ended July 31, 2001, compared to $57,404 in the same period 2000); investor relations ($Nil during the quarter ended July 31, 2001, compared to $16,237 in the same period 2000) and office and administration expenses ($16,236 during the quarter ended July 31, 2001, compared to $34,563 in the same period
2000).

During the fiscal quarter ended July 31, 2001, we paid consulting fees in the amount of $19,291, which included fees paid to: (i) Axel Miedbrodt our Operations Manager, (ii) Caroline Miskenick, our customer service manager (iii) two internal programmers and several retail store personnel, and (iv) fees paid to Albert R. Timcke, our President. We paid legal and accounting fees of $6,191 ($19,787 - 2000) during the fiscal quarter ending July 31, 2001 related to the preparation of our filings with the Securities and Exchange Commission and other legal and accounting matters. During the fiscal quarter ended July 31, 2001, we also incurred other expenses including: travel and automotive expenses of $1,302 ($4,263 - 2000), telephone and utilities expenses of $2,672 ($6,578 - 2000), rent expenses of $7,555, ($5,602 - 2000), entertainment and promotion expenses of $912 ($2,102 - 2000), salaries & wages of $7,516 ($Nil - 2000), web design and maintenance expenses of $2,107 ($1,907 - 2000) and marketing and advertising expenses of $1,777 ($3,506 - 2000). We anticipate that our operating and administrative expenses will increase during the third and fourth quarters of our fiscal year 2001 as revenue growth continues from our Internet website and retail store operations and we are possibly required to hire additional personnel for our operations.

During the six-month period ended July 31, 2001, we incurred total expenses of $135,046, compared to $277,552 during the same period in 2000. The decline resulted primarily from a decline in consulting fees and subcontract expenses ($47,025 during the six-month period ended July 31, 2001, compared to $127,343 in the same period 2000); investor relations expenses ($4,455 during the six-month period ended July 31, 2001, compared to $24,987 in the same period
2000) and office and administration expenses ($21,451 during the six-month period ended July 31, 2001, compared to $48,441 in the same period 2000).

During the six-month period ended July 31, 2001, we paid legal and accounting fees of $11,078 ($24,091 - 2000) related to one audit and the preparation of our filings with the Securities and Exchange Commission and other legal and accounting matters. We also incurred other expenses including: travel and automotive expenses of $2,151 ($11,918 - 2000), telephone and utility expenses of $6,537 ($10,614 - 2000), rent expenses of $11,602 ($11,643 - 2000), entertainment and promotion expenses of $1,184 ($6,140 - 2000), salaries and wages of $12,486 (Nil - 2000), web design and maintenance expenses of $4,066 ($1,907 -2000), and marketing and advertising of $7,130 ($4,636 - 2000). We anticipate that our operating and administrative expenses will increase during the third and fourth quarters of our fiscal year 2001 as revenue growth continues from our Internet website and retail store operations and we are possibly required to hire additional personnel for our operations.

Net Loss. We had a loss of $55,636 or $0.01 per share for the fiscal quarter ended July 31, 2001, compared to a loss of $148,845 or $0.01 per share for the quarter ended July 31, 2000. We anticipate that we will continue to incur losses at approximately the same levels of the losses incurred during the quarter ended July 31, 2001 through at least the third quarter ended October 31, 2001.

During the six-month period ended July 31, 2001, we had a loss of $104,656 or $0.01 per share, compared to a loss of $268,659 or $0.03 per share for the same period in 2000.

Plan of Operation

During our fiscal quarter ended July 31, 2001, our quarter-to-quarter results of operations stabilized because of the seasonality of the specialty toy business. We anticipate that our retail store outlet sales will remain flat throughout the later part of summer and begin to increase during later part of the third quarter and into the fourth quarter as the Christmas sales season begins. Our shopping sites on Amazon. zshops and Yahoo shopping continue to have user viewer growth with resulting sales.

Our current strategy is to focus on (i) recruiting and training additional qualified operational and sales personnel; (ii) intensifying promotional efforts for the Kidstoysplus.com Website and brand name; (iii) building market awareness and attracting customers to the Kidstoysplus.com Website; (iv) refining our distribution, fulfillment and customer service operations and strategy; (v) actively marketing merchandise through our Kidstoysplus.com Website; (vii) expanding the product line and mix of products available on the Kidstoysplus.com Website; (viii) developing strategic relationships with possible fulfillment vendors; (ix) expanding the content on the Kidstoysplus.com Website to appeal to our target markets; and (x) developing functional cross marketing programs and marketing information systems for our client base.

Our Marketing Strategy

Originally our marketing strategy was to market children's toys and related products to niche market segments exclusively over the Internet. We have modified our original business plan and have integrated two physical retail store locations into our operations. We believe that a combination of Internet retailing presence and physical retail storefront operations will be the key to our future retailing success. Our pricing strategy is to sell our products at prices that are competitive with or below the prices charged by other Internet retailers and physical facility based toy stores. We process and deliver orders for our products between one to ten business days depending on the delivery method that the customer selects.

Online Service and Internet Advertising

We have established additional online retailing shops on various high-traffic Internet portals, such as Amazon.zshops and on Yahoo shopping, to increase awareness of kidstoysplus.com and our product offerings. We intend to further develop this marketing concept on additional high-traffic Internet portals throughout 2001. We believe that this type of Internet advertising provides us with a great amount of exposure at a relatively low advertising cost.

Advertising and Public Relations

During the 2000 holiday season, we published a catalogue which we mailed to our customers. We may publish a similar catalogue for the 2001 Christmas season, assuming additional financing is obtained. We intend to engage in a coordinated program of print advertising through specialized and general circulation newspapers and magazines.

Capital Requirements

Capital requirements of a high technology start-up company are continuous, especially in the early years, or until we can establish a revenue stream from product sales.

We anticipate our operating budget to implement our business plan and to meet our financial obligations during the remainder of our fiscal year ending July 31, 2001, is anticipated to be as follows:

--------------------------------------------------------------------------------
    DESCRIPTION                                   October 31,       January 31,
                                                     2001              2001
--------------------------------------------------------------------------------
Accounting and legal expenses.                       $8,000           $12,000
--------------------------------------------------------------------------------
Office and administration                           $20,000           $15,000
--------------------------------------------------------------------------------
Website design and posting                           $5,000            $5,000
--------------------------------------------------------------------------------
Web maintenance and software upgrades                $5,000            $5,000
--------------------------------------------------------------------------------
Warehouse and office facilities                      $3,000            $3,000
--------------------------------------------------------------------------------
Company marketing expense                           $10,000           $10,000
--------------------------------------------------------------------------------
Selective increase product inventory                $40,000           $20,000
--------------------------------------------------------------------------------
Working capital                                     $30,000           $30,000
--------------------------------------------------------------------------------
Totals                                             $121,000          $100,000
--------------------------------------------------------------------------------


We believe our estimates of our capital requirements to be reasonable. The capital requirements are only estimates and can change for many different reasons, some of which are beyond our control.

Liquidity and Capital Resources

As of July 31, 2001, we had a working capital of $40,996. We had cash or cash equivalents of ($222) and prepaid expenses and deposits in the amount of $7,062 and inventory of $89,519. We had accounts payable and accrued liabilities in the amount of $60,088. We will be required to raise at least $125,000 during the second half of fiscal 2001 to meet our working capital requirements through January 31, 2001. Our ability to continue as a going concern is uncertain.

Our board of directors approved a Unit private placement offering under which we intend to offer and sale Units, consisting of one share of common stock and one stock purchase warrant at $0.05 per Unit. Each warrant is exercisable to acquire one additional share of common stock at $0.06 per share for a period of one year. During the fiscal quarter ended July 31, 2001, we have received three subscriptions for a total of 1,200,000 Units for proceeds of $60,000. We anticipate that we will be required to raise at least $125,000 during the remaining fiscal year 2001 to meet our anticipated cash requirements related to our operations and to expand our operations, including acquiring inventory, marketing expenses, hiring additional personnel and refining our website and distribution center technologies.

We have not entered into any other arrangements or agreements to obtain additional financing. If we are unsuccessful in obtaining the financing we will not be able to continue as a going concern and an investment in our common shares may result in a loss of the investment made.

We cannot assure you that we will be able to obtain financing in a timely manner or on acceptable terms, if at all. If we are unable to obtain financing there is a substantial risk that such a strategy will adversely affect our ability to build value in our "Kidstoysplus" brand name, which may have an adverse affect on our business and our ability to compete effectively, and we may be forced to sell or liquidate our business.

Our Technology

We have developed and continue to develop software technology that allows us to deliver outstanding service and to achieve the economies we believe are inherent to our business. Our strategy is to build strong brand recognition, customer loyalty and supplier relationships, while creating an economic model that is superior to other online and traditional capital and real estate-intensive toy retailers. We believe that our success will depend on our ability to continually develop technology to offer an online experience that is easy to use, useful, functional, entertaining and educational. We believe that our technology must meet or exceed the general expectations of the virtual shopper who we believe will have experience shopping with other online retailers and who will expect a high level of technical sophistication from our website. Refinements and continued development on the website beyond July 31, 2001 will be carried out in-house with consultants. We anticipate we will spend approximately $10,000 to $30,000 to continually enhance, develop and modify the software technology related to our customer service and support systems, inventory control systems, distribution and logistical facilitation systems, accounting systems and other internal control systems on a yearly basis.

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

Personnel

As of July 31, 2001,  we had four (4)  full-time  personnel/consultants  and one external communications consultant. Albert R. Timcke, a director and our President, assists with strategic corporate planning, financing activities and product research and development. Axel Miedbrodt our vice president of operations responsible for establishing our distribution and customer service facilities, Caroline Miskenack, our customer service manager responsible for complete customer service operations, and Ian Martinovsky our retail store supervisor and Jennifer Choate retail clerk. We also employ five part time/casual employees.

In the  future,  we may  engage  additional  consultants  to  assist us with the
development   or  licensing  of  software  and   information   systems  and  the
implementation of our business plan.

Assuming adequate financing is available, we anticipate we will hire up to three
(3) employees during the third and fourth quarters of 2001 to provide 1-800 phone number consumer support services, including one (1) employee to provide marketing and sales support, one (1) employees to staff our distribution warehouse, and one (1) information systems employee.

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

Fulfillment and Product Inventory

We source our products from a network of toy manufacturers and distributors. We carry minimal inventory and rely to a large extent on our ability to provide inventory for customer orders from past customer purchasing statistics to maintain appropriate inventory levels to fill orders for the products we offer. We update our site daily with inventory information received from our product suppliers, which will enable customers to check the availability of products before ordering. We currently transmit orders to our product suppliers manually. Product orders are issued only when product is required and we meet minimum supplier product ordering requirements.

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

Our Distribution Center and Customer Service Center

Our principal office, customer service and retail facility is located at 2924 Cliffe Avenue, Courtenay, B.C. This location is approximately 4,600 square feet, which was originally leased for a term of one year and then on a month-to-month basis at a rental rate of approximately $1,177.00 per month. The company `s leased premises contain its administrative, retail and warehouse/distribution facilities.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

During the fiscal quarter ended July 31, 2001, we completed a private placement of 1,200,000 units to three accredited investors at $0.05 per unit for gross proceeds of $60,000. Each unit consisted of one common share and one warrant exercisable to acquire one additional common share at $0.06 per share for a period of one year. The units were offered and sold in reliance upon an exemption from registration available under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Offers were made only to accredited investors.

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



Date: September 14, 2001


 /s/ Albert R. Timcke
----------------------
Albert R. Timcke, Chairman of the Board of Directors,
President, Secretary   (principal
executive officer and director, principal accounting officer)