Form 10QSB
period 2001-10-31
KIDSTOYSPLUS COM INC
filed 2001-12-28
CIK 1084551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                October 31, 2001


                         Commission File Number: 0-26439


                             KIDSTOYSPLUS.COM, INC.
             (Exact name of registrant as specified in its charter)


            Nevada,                                      98-0203927
    -------------------------                    ------------------------
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

               Number of Shares of Common Stock, $0.001 Par Value,
                   Outstanding at October 31, 2001: 12,510,884

                             KIDSTOYSPLUS.COM, INC.
                              For the Quarter Ended
                                October 31, 2001
                              INDEX TO FORM 10-QSB

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION ...............................................1

ITEM 1. FINANCIAL STATEMENTS: ................................................1

        Balance Sheets:
         - January 31, 2001 and October 31, 2001 .............................1

         Statements of Operations:
         - For the Three, Six and Nine-Months Ended October 31, 2001 .........2

         Statements of Cash Flow:
          - For the Three, Six and Nine-Months Ended October 31, 2001 ........3

         Notes to Financial Statements .......................................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS ...........................................8

PART II - OTHER INFORMATION ..................................................13

ITEM 1.   LEGAL PROCEEDINGS ..................................................13

ITEM 2.   CHANGES IN SECURITIES

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ....................................14

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS ..................14

ITEM 5.   OTHER INFORMATION ..................................................14

ITEM 6.   EXHIBITS AND REPORTS ON FROM 8-K ...................................14

SIGNATURES ...................................................................15

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:


KIDSTOYSPLUS.COM, INC.
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)
================================================================================



                                                                                 October 31,     January 31,
                                                                                        2001            2001
-------------------------------------------------------------------------------------------------------------
ASSETS

Current
    Cash                                                                          $        -     $    24,451
    Receivables                                                                        8,833          13,572
    Inventory                                                                         79,176          72,489
    Prepaid expenses and deposits                                                      5,754           3,953
                                                                                  -----------    ------------
    Total current assets                                                              93,763         114,465

Due from related parties (Note 3)                                                     48,453          47,850

Capital assets                                                                        21,479          23,044
                                                                                  -----------    ------------
Total assets                                                                      $  163,695     $   185,359
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Cheques in excess of available bank deposits                                  $    5,512     $         -
    Accounts payable and accrued liabilities                                          80,508          27,218
    Due to related party (Note 4)                                                     11,810               -
                                                                                  -----------    ------------
    Total current liabilities                                                         97,830          27,218
                                                                                  -----------    ------------
Stockholders' equity
    Common stock (Note 5)
       Authorized
         25,000,000 common shares with a par value of $0.001
       Issued and outstanding
         12,510,884 common shares (January 31, 2001 -11,130,884 common shares)        12,510          11,130
    Additional paid-in capital                                                     1,036,532         968,912
    Deficit                                                                         (161,276)              -
    Deficit accumulated during the development stage                                (821,901)       (821,901)
                                                                                  -----------    ------------
    Total stockholders' equity                                                        65,865         158,141
                                                                                  -----------    ------------
Total liabilities and stockholders' equity                                        $  163,695     $   185,359
=============================================================================================================

              The accompanying notes are an integral part of these
                             financial statements.

KIDSTOYSPLUS.COM, INC.
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)
================================================================================

                                              Three Month      Three Month       Nine Month       Nine Month
                                             Period Ended     Period Ended     Period Ended     Period Ended
                                              October 31,      October 31,      October 31,      October 31,
                                                     2001             2000             2001             2000
-------------------------------------------------------------------------------------------------------------
SALES                                        $     52,386     $      2,624      $   139,781       $    4,333
COST OF SALES                                      33,916            3,595           91,351            3,595
                                             -------------    -------------     ------------      -----------
GROSS MARGIN                                       18,470             (971)          48,430              738
                                             -------------    -------------     ------------      -----------
EXPENSES
    Consulting fees and sub-contracts              24,745           46,584           71,770          173,927
    Depreciation                                    2,645            2,246            7,249            5,679
    Entertainment and promotion                       709              752            1,893            6,892
    Equipment rental                                1,506            1,088            1,952            2,115
    Investor relations                              4,625           35,665            9,080           60,652
    Legal and accounting                            4,546           15,486           15,624           39,577
    Marketing and advertising                      11,750            9,247           18,880           13,883
    Office and administration                       6,745           20,147           28,196           68,588
    Rent                                            3,282            5,029           14,884           16,672
    Salaries and wages                              9,848                -           22,334                -
    Telephone and utilities                         2,349            3,753            8,886           14,367
    Transfer agent and filing fees                      -            3,801              831            5,173
    Travel and automobile                           1,180            8,805            3,331           20,723
    Website design and maintenance                  1,209            7,370            5,275            9,277
                                             -------------    -------------     ------------      -----------
                                                   75,139          159,973          210,185          437,525
                                             -------------    -------------     ------------      -----------
Loss before other item                            (56,669)        (160,944)        (161,755)        (436,787)

OTHER ITEM
    Interest income                                    49            3,014              479           10,198
                                             -------------    -------------     ------------      -----------
Loss for the period                          $    (56,620)    $   (157,930)     $  (161,276)      $ (426,589)
=============================================================================================================
Basic and diluted loss per share             $      (0.01)    $      (0.01)     $     (0.01)      $    (0.04)
=============================================================================================================
Weighted average number of shares of
    common stock outstanding                   12,334,797       10,955,179       11,708,759       10,587,434
=============================================================================================================


              The accompanying notes are an integral part of these
                             financial statements.

KIDSTOYSPLUS.COM, INC.
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)
================================================================================



                                                                                     Nine Month       Nine Month
                                                                                   Period Ended     Period Ended
                                                                                    October 31,      October 31,
                                                                                           2001             2000
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                            $   (161,276)     $   (426,589)
    Items not affecting cash:
       Depreciation                                                                       7,249             5,679
    Changes in other operating assets and liabilities:
       (Increase) decrease in receivables                                                 4,739           (14,616)
       Increase in inventory                                                             (6,687)          (72,855)
       Increase in prepaid expenses and deposits                                         (1,801)           (8,692)
       Increase (decrease) in accounts payable and accrued liabilities                   53,290           (21,672)
       Increase in due to related party                                                  11,810                 -
                                                                                   -------------     ------------
    Net cash used in operating activities                                               (92,676)         (538,745)
                                                                                   -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital assets acquired                                                              (5,684)          (20,646)
                                                                                   -------------     ------------
    Net cash used in investing activities                                                (5,684)          (20,646)
                                                                                   -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issued for cash                                                         69,000           783,600
    Due from related parties                                                               (603)          (47,634)
    Share issuance costs                                                                      -           (73,800)
    Stock subscriptions received                                                              -             5,500
                                                                                   -------------     ------------
    Net cash provided by financing activities                                            68,397           667,666
                                                                                   -------------     ------------
Change in cash during the period                                                        (29,963)          108,275

Cash, beginning of period                                                                24,451            11,372
                                                                                   -------------     ------------
Cash (cheques in excess of available bank deposits), end of period                 $     (5,512)     $    119,647
=================================================================================================================
Cash paid during the period for interest                                           $          -      $          -
=================================================================================================================
Cash paid during the period for income taxes                                       $          -      $          -
=================================================================================================================

              The accompanying notes are an integral part of these
                             financial statements.

KIDSTOYSPLUS.COM, INC.
NOTES TO THE FINANCIAL STATEMENTS (Expressed in United States Dollars) (Unaudited) OCTOBER 31, 2001
================================================================================


1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was incorporated on February 4, 1999 under the laws of the state of Nevada. The Company was considered in the development stage until January 2001 at which time it ceased being a development stage company. The Company operates a retail website on the internet specializing in children's toys and entertainment products.

     In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by United States generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended January 31, 2001. The results of operations for the nine month period ended October 31, 2001 are not necessarily indicative of the results to be expected for the year ending January 31, 2002.

2.   GOING CONCERN

     The Company's financial statements are prepared using United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through equity financings.

     ========================================================================================
                                                                 October 31,     January 31,
                                                                        2001            2001
     ----------------------------------------------------------------------------------------
     Deficit                                                    $   (161,276)     $        -
     Deficit accumulated during the development stage               (821,901)       (821,901)
     Working capital (deficiency)                                     (4,067)         87,247
     ========================================================================================

3.   DUE FROM RELATED PARTIES

    ====================================================================================================================
                                                                                            October 31,     January 31,
                                                                                                   2001            2001
    --------------------------------------------------------------------------------------------------------------------
    Due from directors of the Company, unsecured, non-interest bearing with no
      fixed terms of repayment                                                              $   48,453       $    47,850
    ====================================================================================================================

4.   DUE TO RELATED PARTY

    ====================================================================================================================
                                                                                            October 31,     January 31,
                                                                                                   2001            2001
    --------------------------------------------------------------------------------------------------------------------
    Due to the President of the Company, unsecured, non-interest bearing with fixed
         terms of repayment                                                                 $    11,810      $         -
    ====================================================================================================================

KIDSTOYSPLUS.COM, INC.
NOTES TO THE FINANCIAL STATEMENTS (Expressed in United States Dollars) (Unaudited) OCTOBER 31, 2001
================================================================================


5.   COMMON STOCK

     Common shares

     On June 1, 2001,  June 21, 2001,  July 13, 2001 and October 29,  2001,  the
     Company completed four private placements whereby it issued 500,000, 200,000, 500,000 and 180,000 units under Rule 506 of Regulation D of the Securities Act of 1933 at $0.05 per unit for total proceeds of $25,000, $10,000, $25,000 and $9,000, respectively. Each unit entitles the holder to one share of common stock and one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of common stock at a price of $0.06 per share for a period of one year from the date of the private placement.

     Additional paid-in capital

     The excess of proceeds received for shares of common stock over their par value of $0.01 per share is credited to additional paid-in capital.


6.   STOCK-BASED COMPENSATION

     During the nine month period ended October 31, 2001, the Company granted options to officers and employees to acquire up to 300,000 shares of common stock of the Company at an exercise price of $0.085 per share expiring June 1, 2011.

     Following is a summary of the stock option activity during the period:

    =========================================================================================================
                                                                                                    Weighted
                                                                                                     Average
                                                                                      Number        Exercise
                                                                                   of Shares           Price
    ---------------------------------------------------------------------------------------------------------
    Outstanding, January 31, 2000                                                  2,000,000       $   0.17
        Granted                                                                      895,000           0.62
        Exercised                                                                   (422,400)          0.11
        Cancelled                                                                   (477,600)          0.22
                                                                                 -----------
    Outstanding, January 31, 2001                                                  1,995,000           0.38
        Granted                                                                      300,000           0.085
                                                                                 -----------
    Outstanding, October 31, 2001                                                  2,295,000       $   0.33
    =========================================================================================================
    Weighted average fair value of options granted during the current period                       $   0.080
    =========================================================================================================

KIDSTOYSPLUS.COM, INC.
NOTES TO THE FINANCIAL STATEMENTS (Expressed in United States Dollars) (Unaudited) OCTOBER 31, 2001
================================================================================


6.   STOCK-BASED COMPENSATION (cont'd...)

     Compensation

     The Company granted 300,000 options to officers and employees during the nine month period ended October 31, 2001. These options are accounted for using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which follows the intrinsic value based method for accounting for compensation resulting from the granting of options. Had compensation expense relating to the 300,000 options granted to officers and employees been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standard No. 123, net loss and loss per share would have been adjusted as follows:

     ==========================================================================
                                                    Nine month       Nine month
                                                  Period Ended     Period Ended
                                                   October 31,      October 31,
                                                          2001             2000
     --------------------------------------------------------------------------
     Loss for the period
         As reported                            $   (161,276)     $   (426,589)
                                                =============     =============
         Pro forma                              $   (165,266)     $   (451,353)
                                                =============     =============
     Basic and diluted loss per share
         As reported                            $      (0.01)     $      (0.04)
                                                =============     =============
         Pro forma                              $      (0.01)     $      (0.04)
     ==========================================================================

     The fair value of each option granted is estimated on the grant date using the Black Scholes Option Pricing Model. The assumptions used in calculating fair values are as follows:

    ===========================================================================
                                                          2001            2000
    ---------------------------------------------------------------------------
    Risk-free interest rate                              5.00%           6.58%
    Expected life of options                           3 years         3 years
    Expected volatility                                212.29%          0.864%
    Expected dividend yield                               0.0%            0.0%
    ===========================================================================

7.   RELATED PARTY TRANSACTIONS

     During the nine month period ended October 31, 2001, the Company entered into the following transactions with related parties:

     a) Paid or accrued consulting fees of $45,000 (2000 - $59,000) to the president of the Company and $Nil (October 31, 2000 - $18,066) to a former director of the Company.

KIDSTOYSPLUS.COM, INC.
NOTES TO THE FINANCIAL STATEMENTS (Expressed in United States Dollars) (Unaudited) OCTOBER 31, 2001
================================================================================


7.   RELATED PARTY TRANSACTIONS (cont'd...)

     b) Paid office administration fees of $6,531 (2000 - $Nil) to a relative of an officer of the Company.

          These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.


8.   SUBSEQUENT EVENT

     Subsequent to October 31, 2001, the Company commenced negotiations with a non-related entity regarding the possibility of providing investor relation services for the Company in exchange for the issuance of 300,000 common shares. As at December 18, 2001, negotiations between the Company and that entity were ongoing.

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

Actual results could differ materially from those projected in forward-looking statements. Factors that could affect forward-looking statements include among other things the Company's history of losses, the Company's lack of working capital and need to raise additional capital, the company's dependence on the Internet, the limited geographical market for the Company's brick and mortar operations, intense competition in the toy and collectible industry, limited inventory and product offerings, the economic downturn in Canada and the United States, the current conditions in the financial markets and uncertainties created by the events of September 11, 2001. Additional information and factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in this Form 10-QSB, and in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-KSB on file with the Securities and Exchange Commission. The Company hereby cautions stockholders, prospective investors in the Company, and other readers to not place undue reliance on these forward-looking statements, which can only address known events as of the date of this report.

General Overview

Kidstoysplus.com, Inc. was organized and incorporated under the laws of the State of Nevada on February 4, 1999. Kidstoysplus.com, Inc.'s principal office is located at 2924 Cliffe Avenue, Courtenay, British Columbia, Canada V9N 2L7. Kidstoysplus.com, Inc. maintains an administrative office at Suite 1000 - 355 Burrard Street, Vancouver, British Columbia, Canada V6C 2G8. Kidstoysplus.com, Inc.'s URL is www.kidstoysplus.com. Information on the Company's web site does not constitute part of this report. References to the "Company," "we," "our," "us" and similar terms refer to Kidstoysplus.com, Inc.

We were organized to develop and operate a retail website on the Internet specializing in children's products. We had an operating website and one retail location in British Columbia during our third quarter ended October 31, 2001. We currently offer children's toys, collectable toy items and hobby related products. In the future, we may offer books, music, story line CD's, audio-tapes, movies, video games and educational products.

The following discussion and analysis describes our results of operations for the three-month fiscal quarter, the six-month fiscal quarter and the nine-month period ended October 31, 2001 and our financial condition. You should review our discussion and analysis of financial condition in conjunction with our financial statements and the related notes, as well as statements detailed in the Company's Securities and Exchange Commission filings.

Results of Operations

     Fiscal Period Ended October 31, 2001

Revenues. We generated revenues from our website and retail locations in British Columbia during the nine-month period ended October 31, 2001. Our first operational quarter was our fourth quarter ended January 31, 2001, the 2000 Christmas holiday season. Our sales continued to grow after the holiday season rising through the first quarter, (February, March and April), the second quarter, (May, June and July) and into the third quarter of August, September and October, 2001. Throughout the third quarter ended October 31, 2001, we began an aggressive cost cutting program, which began with closing a retail location in mid August and consolidating one brick and mortar retail operations in one location. We continued our cost cutting program throughout the quarter by eliminating all of our part time employees and consultants.

This process of cost cutting will continue into our fourth fiscal quarter. We believe that our cost cutting measures will have no material impact on the quality of our customer service or our sales revenue growth. We do not believe that the comparative revenue figures (fiscal 2000 to fiscal 2001) will be indicative of our future growth, since our first operational quarter was the fourth fiscal quarter ended January 31, 2001. We had revenues of $52,386 during the third quarter ended October 31, 2001, compared to revenues of $2,624 during the same period in 2000. We had revenues of $139,781 during the nine-month period ended October 31, 2001, compared to $4,333 during the same period in 2000. We believe our revenues will continue to increase through the rest of 2001, with a substantial portion of our revenues expected during our fourth fiscal quarter ending January 31, 2002, the Christmas holiday season. We offer approximately 2,200 items from a number of toy manufactures and anticipate that we will offer additional items, assuming that we can obtain additional financing. During our fourth fiscal quarter, the number of items represented could decline due to manufacturers discontinuing select products of their 2001 product lines and due to our limited cash and working capital.

We had continuous growth on a quarter-over-quarter basis from our website and retail operations. Revenues from sales were 12.7% higher for the third quarter ended October 31, 2001, totaling $52,386, compared to the second quarter sales of $46,466. We had sales of $40,929 for the quarter ending April 30, 2001.

We had total sales for nine-month period ending October 31, 2001 of $ 139,781, compared to $4,333 for the same nine-month period in 2000.

Gross Margins: Gross margins were $18,470 for the fiscal quarter ended October 31, 2001 and $48,430 for the nine-month period end October 31, 2001. Gross margins as a percentage of revenues were 35.2% for the fiscal quarter ended October 31, 2001 and 34.6% for the nine-month period ended October 31, 2001.

Expenses. During our fiscal quarter ended October 31, 2001, we incurred total expenses of $75,139 related primarily to: (i) enhancing and developing our website, (ii) expenses associated with closing one retail store and (iii) expenses related to restocking and purchasing of inventory items. Total expenses declined by $84,835 (a 53% decline) from $159,973 during the three-month period ended October 31, 2000. The decline resulted primarily from a decline in consulting fees and sub-contract expenses ($24,745 during the quarter ended October 31, 2001, compared to $46,584 in the same period 2000); investor relations ($4,625 during the quarter ended October 31, 2001, compared to $35,665 in the same period 2000) and office and administration expenses ($6,745 during the quarter ended October 31, 2001, compared to $20,147 in the same period
2000).

During the fiscal quarter ended October 31, 2001, we paid consulting fees in the amount of $24,745, which included fees paid to: (i) Axel Miedbrodt our Operations Manager, (ii) Caroline Miskenack, our customer service manager (iii) two internal programmers and several retail store personnel, and (iv) fees paid to Albert R. Timcke, our President. We paid legal and accounting fees of $4,546 ($15,486 - 2000) during the fiscal quarter ending October 31, 2001 related to the preparation of our filings with the Securities and Exchange Commission and other legal and accounting matters. During the fiscal quarter ended October 31, 2001, we also incurred other expenses including: travel and automotive expenses of $1,180 ($8,805 - 2000), telephone and utilities expenses of $2,349 ($3,753 -
2000), rent expenses of $3,282 ($5,029 - 2000), entertainment and promotion expenses of $709 ($752 - 2000), salaries & wages of $9,848 (Nil - 2000), web design and maintenance expenses of $1,209 ($7,370 - 2000), marketing and advertising expenses of $11,750 ($9,247 - 2000) and office and administrative expenses of $6,745 ($20,147 - 2000). We anticipate that our operating and administrative expenses will decrease during the fourth quarter of our fiscal year 2001 as we intend to undertake continuous cost cutting measures. We also believe our revenue growth will continue from our Internet website and retail store operations during the Christmas holiday season.

During the nine-month period ended October 31, 2001, we incurred total expenses of $210,185, compared to $437,525 during the same period in 2000. The decline resulted primarily from a decline in consulting fees and subcontract expenses ($71,770 during the nine-month period ended October 31, 2001, compared to $173,927 in the same period 2000); investor relations expenses ($9,080 during the nine-month period ended October 31, 2001, compared to $60,652 in the same period 2000) and office and administration expenses ($28,196 during the nine-month period ended October 31, 2001, compared to $68,588 in the same period 2000).

Net Loss. We had a loss of $56,620 or $0.01 per share for the fiscal period ended October 31, 2001, compared to a loss of $157,930 or $0.01 per share for the quarter ended October 31, 2000. We anticipate that we will continue to incur losses at approximately the same levels through at least our fourth quarter ended January 31, 2002.

During the nine-month period ended October 31, 2001, we had a loss of $161,276 or $0.01 per share, compared to a loss of $426,589 or $0.04 per share for the same period in 2000.

Plan of Operation

During our fiscal quarter ended October 31, 2001, our quarter-to-quarter results of operations continued to improve because of the seasonality of the specialty toy business and because the company began specific cost cutting measures to improve its financial situation. We anticipate that our retail store outlet sales will increase during the fourth quarter as the Christmas sales season begins. Our shopping sites on Amazon zshops and Yahoo shopping continue to have user viewer growth with resulting sales.

Our current or immediate business strategy is to focus on ways to decrease the companies monthly overhead expenses without affecting our continued revenue growth until our financial situation improves and the equity and consumer markets allow us to raise additional capital on acceptable terms. Our longer term strategy is to focus on (i) maintaining qualified operational and sales personnel at levels which allow us to sustain revenue growth; (ii) using low cost marketing to intensify promotional efforts for the Kidstoysplus.com Website and brand name; (iii) building market awareness and attracting customers to the Kidstoysplus.com Website; (iv) refining our distribution, fulfillment and customer service operations and strategy; (v) actively marketing merchandise through our Kidstoysplus.com Website; (vii) expanding the product line and mix of products available on the Kidstoysplus.com Website; (viii) developing strategic relationships with possible fulfillment vendors; (ix) expanding the content on the Kidstoysplus.com Website to appeal to our target markets; and (x) developing functional cross marketing programs and marketing information systems for our client base.

Our Marketing Strategy

Originally our marketing strategy was to market children's toys and related products to niche market segments exclusively over the Internet. We have modified our original business plan and have integrated one physical retail store location into our operations. We believe that a combination of Internet retailing presence and physical retail storefront operation will be the key to our future retailing success. Our pricing strategy is to sell our products at prices that are competitive with or below the prices charged by other Internet retailers and physical facility based toy stores. We process and deliver orders for our products between one to ten business days depending on the delivery method that the customer selects.

Online Service and Internet Advertising

We have established additional online retailing shops on various high-traffic Internet portals, such as Amazon.zshops and on Yahoo shopping, to increase awareness of kidstoysplus.com and our product offerings. We intend to further develop this marketing concept on additional high-traffic Internet portals throughout 2002. We believe that this type of Internet advertising provides us with a great amount of exposure at a relatively low advertising cost.

Advertising and Public Relations

During the 2000 holiday season, we published a catalogue, which we mailed to our customers. This first catalogue was design and printed to cover both 2000 and 2001 holiday seasons. We may publish a similar catalogue for the 2002 Christmas season, assuming additional financing is obtained.

Capital Requirements

Capital requirements of a high technology start-up company are continuous, especially in the early years, or until we can establish a revenue stream from product sales.

We anticipate our operating budget to implement our business plan and to meet our financial obligations during the remainder of our fiscal year ending January 31, 2001, is anticipated to be as follows:

                 DESCRIPTION                      January 31,      April 30,        July 31,
                                                     2001            2002             2002
--------------------------------------------------------------------------------------------
Accounting and legal expenses.                     $12,000         $10,000           $6,000

Office and administration                          $10,000         $10,000          $10,000

Website design and posting                          $5,000          $5,000           $8,000

Web maintenance and software upgrades               $3,000          $3,000           $5,000

Warehouse and office facilities                     $1,000          $1,000           $1,000

Company marketing expense                          $10,000         $20,000          $40,000

Selective increase product inventory                $6,000         $15,000          $15,000

Working capital                                    $20,000         $20,000          $20,000

Totals                                             $67,000         $84,000         $105,000


We believe our estimates of our capital requirements to be reasonable. The capital requirements are only estimates and can change for many different reasons, some of which are beyond our control. We are a development stage company.

Liquidity and Capital Resources

As of October 31, 2001, we had a working capital deficit of ($4,067). We had receivables of $8,833, prepaid expenses and deposits in the amount of $5,754 and inventory of $79,196. We had cheques in excess of available bank deposits of $5,512, accounts payable and accrued liabilities in the amount of $80,508 and an amount due to a related party of $11,810. We will be required to raise at least $50,000 during our fourth quarter ending January 31, 2001 and into the first quarter of 2002 to meet our working capital requirements through April 30, 2002. Unless we raise additional working capital, we may be unable to continue as a going concern.

Our board of directors approved a Unit private placement offering under which we commenced to offer and sell Units, consisting of one share of common stock and one stock purchase warrant at $0.05 per Unit. Each warrant is exercisable to acquire one additional share of common stock at $0.06 per share for a period of one year. During the fiscal quarter ended October 31, 2001, we have received four subscriptions for a total of 1,380,000 Units for proceeds of $69,000. We extended the private placement and anticipate we will raise at least $50,000 during the remaining fiscal year 2001 and into the first fiscal quarter of 2002 to meet our anticipated cash requirements related to our operations.

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

Our Technology

We have developed and continue to develop software technology that allows us to offer our products over the Internet and to achieve the economies we believe are inherent to our business. Our strategy is to build strong brand recognition, customer loyalty and supplier relationships, while creating an economic model that is superior to other online and traditional toy retailers. We believe that our success will depend on our ability to continually develop technology to offer an online experience that is easy to use, useful, functional, entertaining and educational. We believe that our technology must meet or exceed the general expectations of the virtual shopper who we believe will have experience shopping with other online retailers and who will expect a high level of technical sophistication from our website. Refinements and continued development on the website beyond October 31, 2001 will be carried out in-house with consultants. We anticipate we will spend approximately $10,000 to $30,000 to continually enhance, develop and modify the software technology related to our customer service and support systems, inventory control systems, distribution and logistical facilitation systems, accounting systems and other internal control systems on a yearly basis.

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

Personnel

As of October 31, 2001, we had four (4) full-time personnel/consultants and one external communications consultant. Albert R. Timcke, a director and our President, assists with strategic corporate planning, financing activities and product research and development. Axel Miedbrodt our vice president of operations responsible for establishing our distribution and customer service facilities, Caroline Miskenack, our customer service manager responsible for complete customer service operations, Ian Martinovsky our retail store supervisor and a retail clerk. We also employed five part time employees. As a result of our cost cutting program, we eliminated all of our part-time employees during the fourth fiscal quarter of 2001.

In the  future,  we may  engage  additional  consultants  to  assist us with the
development   or  licensing  of  software  and   information   systems  and  the
implementation of our business plan.

Our success will depend in large part on our ability to retain skilled and experienced employees at sufficient levels to maintain our revenue growth and to provide quality customer service. None of our employees are covered by a collective bargaining agreement.

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

Our Distribution Center and Customer Service Center

Our principal office, customer service and retail facility is located at 2924 Cliffe Avenue, Courtenay, B.C. This location is approximately 4,600 square feet, which was originally leased for a term of one year and then on a month-to-month basis at a rental rate of approximately $1,177.00 per month. Our leased premises contain its administrative, retail and warehouse/distribution facilities.

Intellectual Property

We have not registered any trademarks in the United States or elsewhere

We believe that we currently have no technologies that are patentable.

Inflation

Our results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on our operations in the future.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

During the three month quarter ended October 31, 2001, we completed a private placement of 180,000 units to one accredited investor at $0.05 per unit for gross proceeds of $9,000. Each unit consisted of one common share and one warrant exercisable to acquire one additional common share at $0.06 per share for a period of one year. The units were offered and sold in reliance upon an exemption from registration available under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Offers were made only to accredited investors.

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

"A.R. Timcke"

Date: December 26, 2001

 /s/ Albert R. Timcke
----------------------------------
Albert R. Timcke, Chairman of the
Board of Directors, President,
Secretary (principal executive officer
and director, principal accounting officer)