Form 10KSB
period 2002-01-31
KIDSTOYSPLUS COM INC
filed 2002-05-17
CIK 1084551

Kidstoysplus.Com, Inc.

FORM 10-KSB

_________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2002 OR

[    ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number:  0-26439

Kidstoysplus.com, Inc.

(Exact name of small business issuer in its charter)

Nevada	98-0203927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2924 Cliffe Avenue Courtenay, British Columbia	V9N 2L7
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  1-877-566-1212

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

Yes

[X]

No

[  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State issuer’s revenues for most recent fiscal year:  $199,099

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price as of March 31, 2002 being $0.02 per share:  approximately $138,810

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  12,510,884 shares of Common Stock as of March 31, 2002.

Documents Incorporated by Reference:  none

Transitional Small Business Format.  Yes [  ]   No [X]

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

TABLE OF CONTENTS

Page

Item 1. Business of the Registrant

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Item 6. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 7.  Financial Statements

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” including without limitation statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following:

•

the Company’s lack of an operating history;

•

the Company’s lack of significant revenues and unpredictability of future revenues;

•

the seasonality of the toy industry;

•

the Company’s future capital requirements to meet its ongoing capital requirements and to continue as a going concern;

•

intense competition from established competitors with greater resources;

•

the Company’s reliance on internally developed systems and system development risks;

•

the risks of system failure;

•

the Company’s dependence on the Internet and continued growth of online commerce;

•

the uncertainty of participating in developing a market;

•

the Company’s reliance on merchandise suppliers and third parties and lack of agreements with such third parties;

•

the risks associated with rapidly changing technology;

•

risks associated with online commerce security;

•

the risks associated with governmental regulations and legal uncertainties; and

•

the other risks and uncertainties described under “Description of Business - Risk Factors” in this Form 10-KSB.

Certain, but not all, of the forward looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under “Description of Business – Risk Factors”. The Company does not intend to update forward looking statements contained in this report. Investors are cautioned against placing undue reliance on forward looking statements.

PART I

History of the Registrant

Kidstoysplus.com Inc. was organized and incorporated under the laws of the State of Nevada on February 4, 1999. The Company’s principal office is located at 2924 Cliffe Avenue, Courtenay, B.C. V9N 2L7. The Company’s URL is www.kidstoysplus.com.

We organized Kidstoysplus to develop and operate a retail web site on the Internet specializing in children’s products that initially included children’s toys, collectable toy items and hobby related products.  The Company launched its website in July 2000 and operates a small retail store located in Courtenay, British Columbia, that also serves as the Company’s distribution center.  The terms “we”, “us”, and the “Company” refer to Kidstoysplus.com, Inc.

Item 1. Business of the Registrant

General Overview

During our fiscal year ending January 31, 2002, we operated our retail website on the Internet and retail stores specializing in children’s products and offered information about children’s toys, entertainment products and other related topics of interest to children and their parents. We launched our website in July 2000.  On November 12, 2000, we opened a physical retail storefront in Courtenay, British Columbia, to offer an alternative distribution channel for our products.  During our fiscal year ended January 31, 2002, we had sales of $199,099 and had available approximately 1,700 different products on the website and in our retail store. We initially featured collectable toys (including die cast metal toys, limited edition dolls, toy cars and other collectable items) and hobby items (including train sets, remote control planes and cars, models and other hobby products).  During 2000, we also decided to target the unique toy (including Playmobil, Lego and 3D puzzles) segment of the children’s toy market. We fill all customer orders from our inventory of products.

In early 2001, we expanded our online presence and visibility with the addition of two new online stores located on Amazon.zshops and Yahoo shopping.  In May 2001, we opened a second retail location in Campbell River, British Columbia.  We closed our Campbell River store in September 2001, after the store failed to generate any significant revenues.

During our third quarter ended October 31, 2001, we experienced a significant cash flow situation and accounts payables increased significantly; we began to restructure our operations to downsize and reduce overhead.  This plan included reducing the rental space at 2924 Cliffe Avenue, Courtenay, British Columbia, Canada, terminating consultants, laying off several Company employees and reducing all general business and marketing expenses.

The slowing of the economy, the tragic occurrence of events of September 11 and continued decline in market values of small unprofitable, speculative companies adversely affected our ability to raise capital to fund our business operations.  We have substantial doubt regarding our ability to continue as a going concern, absent raising additional capital to fund our operations and to meet our current obligations.  We are in the process of attempting to raise additional capital, but have no commitments to do so.

As of May 2, 2002, our principal and administrative office, retail and warehouse at 2924 Cliffe Avenue, Courtenay, British Columbia, Canada, consisted of 3200 square feet.

Our toll free phone number is 1-877-566-1212, and our toll free fax number is 1-877-897-0403.

Subsequent Events

Subsequent to January 31, 2002, the Company entered into an Agreement for the Purchase of Common Stock dated March 1, 2002, as amended March 19, 2002, by and between the Company, Albert R. Timcke and Lion Equity (the “Lion Equity Agreement”), Lion Equity has agreed to purchase 5,570,400 shares of common stock from Albert R. Timcke, subject to certain conditions.  The Agreement contained the following terms:

•

Albert R. Timcke agreed to sell 5,570,400 shares of common stock of the Company to Lion Equity for $110,000 in cash and $50,000 in securities of the Company (the “Lion Acquisition”), which Lion Equity shall use its best efforts to be exchanged for the assets and liabilities related to the Kidstoysplus.com toy business;

•

Lion Equity shall cause Ladi Corp. to purchase 1,800,000 units at $0.025 per unit for $45,000, each unit consisting of one share of common stock and one warrant exercisable to acquire one additional share of common stock at $0.04 per share (“Lion Equity Placement”);

•

Mr. Timcke shall continue as a consultant to the Company for a period not to exceed 60 days;

•

The Company agreed to appoint Mike Dion as a member of the Board of Directors after completion of the Lion Equity Placement; and

•

The Lion Acquisition shall close on or before June 19, 2002 or the Lion Equity Agreement shall be null and void.

•

Ladi Corp. completed the Lion Equity Placement on April 11, 2002.  The Lion Acquisition is anticipated to close on June 19, 2002.  The Lion Acquisition, if closed, will result in a change in control of the Company.  See “Item 11.  Security Ownership of Certain Beneficial Owners and Management – Changes in Control.”  Lion Acquisition agreed to use its best efforts to cause the $50,000 in securities of the Company issued to Mr. Timcke to be exchanged for the assets and liabilities related to the Kidstoysplus.com toy business.  If all of the transactions contemplated in the Lion Equity Agreement are completed, the Company shall cease its operations of the Kidstoysplus toy business.

Industry Background

The Toy Industry

The retail toy industry is large, growing and fragmented. Several large retailers such as Toys “R” Us, Kay Bee Toys, Target Stores, Sears, Wal-Mart, K-Mart and others dominate the toy industry and carry a large selection of toys. Many retailers in this industry also carry specialty toy products. We believe that most large retailers are located in metropolitan areas and that there is a large potential e-commerce target markets for children’s toys and related products in customers that reside in suburban and rural areas.

The Internet has become an attractive commercial medium for business as the functionality, accessibility and overall usage has increased over the last few years. The Internet and other online services are evolving into unique sales and marketing channels. In theory, electronic retailers are not limited by the traditional constraints of physical shelf space and have the potential to offer customers a vast selection of products through efficient search and retrieval interfaces. Moreover, electronic retailers can interact directly with customers by frequently adjusting their featured selections, editorial insights, shopping interfaces, pricing and visual presentations.

Currently, Toys “R” Us, Amazon.com, Target, Kay Bee, Wal-Mart and others are offering children’s toys on the Internet. We believe that competition will increase in the future as traditional resellers make their inventory available on-line.

Our business strategy is to compete with traditional facilities based retailers using e-commerce marketing techniques. We intend to compete with other e-commerce marketers of children’s toys and related products by differentiating our offerings through focusing on collectible toys and hobby items and by establishing a reputation for high quality customer service. Despite our optimism about the future of e-commerce and our ability to compete, we cannot assure you that we will continue to implement our business plan or that we will be able to compete with established retailers of children’s toys and related products. Our business is subject to considerable risks. See “Risk Factors.”

The Traditional Distribution Channels

Toy manufacturers generally sell their products directly to retailers and to a network of distributors. Distributors serve as the primary vendors for most retailers and generally carry 3,000-5,000 of the best-selling products. We believe small independent toy retailers sell a large portion of all unique toys sold. These small retailers generally sell products that fit into the market niche that each store has created and carry a limited selection of toys at any given time. We intend to compete with retailers that target the collectible toy and hobby item markets. The toy market has several retail chains that dominate the large superstore category. The largest U.S. retailers, including Wal-Mart, Toys “R” Us, Kay Bee Toys, Target Stores, Sears and K-Mart, together are estimated to account for over 25% of total United States toy sales. Toys “R” Us and Kay Bee Toys have focused aggressively on superstore growth. Based on publicly available data, we estimate that each superstore carries approximately 5,000 products, with the largest stores carrying between 10,000 and 12,000 products on site. Independent toy retailers typically carry a more limited selection of products in smaller retailing spaces and we believe they face increasing competitive pressures from the superstore format.

We believe that e-commerce may provide certain benefits to existing brick and mortar retailers, including:

•

expanding geographical markets without the capital intensive investments required for inventory, real estate and personnel for each retail location;

•

providing cost effective inventory management capabilities;

•

implementing uniform operating policies and managing customer service levels, customer satisfaction programs and customer expectations online;

•

using customer specific information to develop unique marketing communications to individual customers; and

•

offering cost effective individualized customer services.

•

Our ability to capitalize on these potential benefits has been proven to be difficult to achieve. Other Internet retailers have also experienced difficulty implementing e-commerce business strategies and several have failed. Our current strategy is to offer popular toys and children’s products in addition to collectable toys and hobby items on our website and in our retail location. We cannot assure you that we will ever be able to effectively compete with facilities based superstores or that we will be capable of achieving operating efficiencies to compete on the basis of price.

Competition

Retailing children’s toys and entertainment products is intensely competitive. We will compete with a variety of competitors with significantly greater experience and with greater financial, human and technical resources than us. These competitors include:

•

traditional store-based toy and children’s product retailers such as Toys “R” Us, Kay-Bee Stores, FAO Schwarz, and others;

•

major discount retailers such as Wal-Mart, Target Stores, Sears, Kmart and others;

•

independent and specialty children’s toy stores including Disney, Warner Bros. and others;

•

catalog retailers;

•

Internet portals such as AOL and YAHOO etc;

•

specialty toy stores featuring collectable toys and hobby items and

•

various online competitors such as Toys “R” Us, Kay-Bee Toys and Amazon.com.

Marketing toys over the Internet is intensely competitive. Barriers to entry are minimal and new competitors can launch new sites at a relatively low cost. Competitive pressures created by any one of these companies, singularly or collectively, have had a material adverse effect on our business, prospects, financial condition and results of operations.

We believe that the principal competitive factors for on-line toy retailers are brand recognition, selection, convenience, price, accessibility, customer service, reliability and speed of fulfillment.

We believe that the Toys “R” Us through their association with Amazon.com currently dominate the on-line market for children’s toys and related products and that they are likely to face significant competition from Kay Bee Toys and other major on-line retailers in the future.

Toys “R” Us, Inc. is one of the world’s largest toy resellers with gross revenues of approximately $12.8 billion during its fiscal year ended February 3, 2001. Toys “R” Us launched its web site in 1997.

We believe that most of toy retailers with Internet web sites are small, specialized companies marketing specific categories or lines of toys. We intend to compete directly against these companies by offering a line of products that features collectable toys and hobby items at competitive prices. We intend to attract visitors and potential customers to our web site by offering special content and information of interest to buyers of collectable toys and hobby items. There can be no assurance we will be able to develop our, the technologies and/or the distribution systems required to market children’s toys over the Internet in a timely manner, if at all. We also cannot assure you that our target market will accept our business concepts or that we will successfully differentiate our web site and product offerings from those of our competitors.

Many of our current and potential competitors have experience in the retail toy industry, experience in the e-commerce industry, longer operating histories, customer bases, brand recognition and significantly greater financial, marketing and other resources than us.

In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Certain of our competitors are able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to web site and systems development than us. We cannot assure you that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that may affect our business. New technologies and the expansion of existing technologies may increase the competitive pressures on our business. In addition, companies that control access to transactions through network access or Web browsers could promote our competitors web sites or charge us a substantial fee for access through their in their portals.

The Kidstoysplus Concept

We believe children’s toy and entertainment products, like other consumer products such as books, music CD’s and movies, can be merchandised and sold over the Internet in a commercially viable manner.

By offering customers a selection of collectible toys, hobby items and entertainment products targeted at specific niches in the marketplace, at competitive prices, though an easy to use and browse web site, we believe we have the ability to become a top Internet collectible toy and hobby item retailer assuming we are able to raise additional financing. We compete with both traditional facilities-based retailers in Courtenay, British Columbia and on-line retailers. Unlike the well-established on-line retailers, we have not been able to enter into arrangements with fulfillment vendors who own, hold and ship products from their inventory directly to customers.

Kidstoysplus Marketing Strategy

Our original marketing strategy was to market children’s toys and related products to niche market segments over the Internet. We target the market for (i) collectable toys, including die cast metal toys, limited edition dolls, toy cars and other collectable items and (ii) hobby items including train sets, remote control planes and cars, models and other hobby products. Our target markets consist of Internet users that are searching for collectable toys, hobby items or other related products, or searching for information related to such products on the Internet. We also market our products through our Kidstoysplus.com website, Amazon.zshops and Yahoo shopping. We also operate one retail store location in Courtenay, British Columbia. We believe that a combination of Internet retailing presence and physical retail storefront allows us to effectively and efficiently merchandise and sell our products. Our pricing strategy is to offer our products at prices that are competitive with or below the prices charged by retail toy stores. We receive, process and ship orders from our retail store and warehouse in Courtenay. The majority of our product orders are shipped and received by our customers in six to ten business days depending on the delivery method selected by the customer.

Shopping at Kidstoysplus.com

Customers access the Kidstoysplus.com Website through the Internet. Visitors are able to view a variety of toy and entertainment products, obtain prices, order products and conduct targeted product searches. We anticipate over time that visitor to the Kidstoysplus.com Website will also be able to browse highlighted selections, bestsellers, read and post reviews, register for personalized services, participate in promotions and check order status.

To execute orders, our customers proceed to the Kidstoysplus ordering form via the companies shopping cart and supply shipping and credit card information. Alternatively, customers can phone our 1-800 customer service line and speak to a qualified Kidstoysplus toy consultant for placing orders and obtaining information about our products or our company during our regular stated business hours.

We offer our customers a variety of delivery services, including overnight and other shipping options. We also offer several personalized services including free gift wrapping for all items that are inventoried in our distribution warehouse, a toll free North American wide 1-800 customer service line, which operates, during our regular stated business hours and a satisfaction guarantee return policy. We have post full details of our policies relating to pricing, sales tax, sales terms and conditions, credit card security, general security and privacy concerns, product specials and our customer satisfaction guarantee on our Kidstoysplus.com Website.

The Kidstoysplus.com Website was fully operational during our fiscal year ended January 31, 2002. Approximately 65% or $129,629 of our sales originated from our Website. Continuous Website enhancement programming and administrative information updating is required on a regular basis to maintain product information accuracy.

If we fail to continue developing the company’s technology that runs our Kidstoysplus.com Website or continue enhancing support services, which make our business operational, we may be unable to continue as a functional business entity.  See “Note Regarding Forward Looking Statements.”

Our Technology

We have developed and continue to develop software technology that allows us to deliver outstanding service and to achieve the economies we believe are inherent to our business. Our strategy is to build strong brand recognition, customer loyalty and supplier relationships, while creating an economic model that is superior to that of the capital and real estate-intensive traditional toy retailers. We believe that our success will depend on our ability to develop technology to offer an online experience that is easy to use, useful, functional, entertaining and educational. We believe that our technology must meet or exceed the general expectations of the virtual shopper who we believe will have experience shopping with other online retailers and who will expect a high level of technical sophistication from our Kidstoysplus.com Website.

The cost for developing technology is expensive and the process will require continuous testing and refinement. Our commercial success will depend on our ability to attract visitors and shoppers to our Kidstoysplus.com Website. This will require us to develop and use increasing sophisticated technologies to generate, sustain and maintain user interest and satisfaction. See “Note Regarding Forward Looking Statements.”  We believe we will have to spend approximately $25,000 to $40,000 yearly to continually enhance, develop and modify the software technology related to our customer service and support systems, inventory control systems, distribution and logistical facilitation systems, accounting and other internal control systems.

We currently have a part time programmer, which maintains and continually updates all aspects of the companies website including software technologies related to our internal control and distribution systems. There can be no assurance that we will continue to successfully develop and test the technologies related to the website or contemplated in our business plan on a timely basis, if at all. If we fail to continually enhance our website or our support systems of fail to raise additional capital as planned, our business and results of operations will be adversely affected. See “Note Regarding Forward Looking Statements.”

Online Service and Internet Advertising

During our fiscal year ended January 31, 2002 we established additional online retailing shops on various high traffic Internet portals to increase awareness of the Kidstoysplus.com Website and products we represent. These additional Internet retailing outlets are on Amazon.zshops and on Yahoo shopping. We intend to further develop this marketing concept on additional high traffic Internet portals throughout 2002. We believe that this type of Internet advertising provides the company with a great amount of exposure to Internet users. Establishing additional retail representation on other high traffic Internet portals will take additional capital. There can be no assurance that we will have or be able to raise sufficient capital funding to carry out our promotional and advertising strategy

Advertising

If are able to raise additional capital, we intend to promote our business using print advertising in specialized and general circulation newspapers and magazines.  There can be no assurance that we will have sufficient resources to carry out our promotional and advertising strategy or that we will receive any publicity.

Customer Service

We believe that our ability to establish and maintain long-term relationships with our customers and encourage repeat visits and purchases depends, in part, on the strength of our customer support and service operations and staff. We currently hold the highest customer service rating (five star) from Amazon.zshops and Yahoo shopping. Furthermore, we use frequent communication with and feedback from our customers in order to continually improve the store and our services. We offer an e-mail address to enable customers to request information and to encourage feedback and suggestions. Our current personnel are responsible for handling general customer inquiries, answering customer questions about the ordering process, and investigating the status of orders, shipments and payments.

We have a North American toll-free customer information inquiry and product order line.

Warehouse and Fulfillment

We source our products from a network of toy manufacturers and distributors. We carry minimal inventory and rely to a large extent on our ability to provide inventory for customer orders. We update our site regularly with inventory information received from our product suppliers, which will enable customers to check the availability of products before ordering. We currently transmit orders to our product suppliers manually. Product orders are issued only when product is required and we meet minimum supplier product ordering requirements.

Our personnel also locate hard-to-find “special request” toy products and fill special request orders. We will ship products directly from our retail store to our customers.

At the beginning of 2001, we leased 4500 square feet of retail, office and warehouse space. During the fourth quarter 2001, we decreased our leased space to 3200 square feet in order to reduce our operating expenses. Due to our current working capital position, we believe further contraction may be required in 2002.

Product Lines

Our retailing strategy is to offer a select inventory of collectable toys and hobby items. During our fiscal year ended January 31, 2002; we offered 1400 – 1700 popular collectable toys and hobby items. In the future, we will expand our product offerings to offer a broader range of products assuming additional capital is available for inventory.

For Kidstoysplus.com to be successful, we believe it is critical that we increase our product line to offer a broader range of products and selections. Our larger competitors have large extensive product offerings, which makes it difficult to compete on the basis of product offerings and selection. We plan to compete by offering specific product lines to these target markets and by offering our products at competitive or lower prices than those charged by physical based retailers. See “Competition.”

Capital Requirements

During our fiscal year ended January 31, 2002, we raised a total of $69,000 by completing one private placement offering of units at $0.05 per unit, each unit consisting of common share and one warrant to acquire one additional common share at $0.06 per share. See “Recent Sales of Unregistered Securities.” The proceeds from the private placements were used to maintain our website, our customer service systems, purchase a small amount of inventory and fund limited marketing activities. Due to a downturn in the market for Internet related companies, we were unsuccessful in our efforts to raise any additional financing. There can be no assurance that the necessary financing will be available to us on terms acceptable, if at all. If we are unsuccessful in obtaining the financing required to implement our business plan in 2002, an investment in our common shares may result in a loss of the investment made.

As of January 31, 2002, we had a working capital deficiency of ($41,663). Subsequent to January 31, 2002, we raised an additional $45,000 on completing a private placement of units at $0.025 per unit, each unit consisting of one common share and one warrant exercisable to acquire one additional common share at $0.04 per share. We anticipate we will need to obtain additional financing in the amount of at least $100,000 during fiscal 2002 to maintain our business operations, to maintain an adequate inventory to satisfy customer expectations and to meet customer demands. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

As of January 31, 2002, we had one full-time and two part-time personnel. Albert R. Timcke, a director and our President, works full-time, assists with strategic corporate planning, financing activities and corporate management. We have one part-time employee who provides customer support and a part-time computer programmer who maintains the Kidstoysplus.com Website.

We do not intend to hire any additional personnel until additional financing is obtained.

In the future, we may engage additional consultants to assist us with the development or licensing of software and information systems and to further implement our business plan.

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

We were incorporated on February 4, 1999, to engage in the business of marketing children’s toys and related products over the Internet. We are a development stage company, which means we are in the process of developing our business. We began to operate our website in July of 2000. We opened a retail storefront in November and by the end of January 31, 2001 we had generated revenues of $48,953. For our first full year ended January 31, 2002, our Internet and retail operations generated revenues of $199,099.

As a result of our lack of an operating history and various external factors which occurred throughout 2001, it is difficult for the Company to accurately forecast revenues for any of the fiscal quarters for 2002. We have limited meaningful historical financial data upon which to base planned operating expenses upon. We also implemented a significant company restructuring through third and fourth calendar quarter of 2001, under which we closed one retail location, reduced personnel and reduced inventory. As a result, our historical performance may not be indicative of future performance.

We base our current and future expense levels on our operating plans based upon some industry estimates and limited acquired experience. Several of our expenses are will be fixed because of the amount of capital required to maintain our current business operations and a minimum level of capacity. Our sales and operating results are difficult to forecast because they will generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected.

We anticipate future losses and negative cash flow to extend into 2002.

We expect operating losses and negative cash flow to continue for the foreseeable future. We anticipate our losses may slowly decrease from current levels because we expect sales growth to slowly increase throughout 2002 if we can secure some form of immediate financing in the first half of 2002. As sales increase costs of operations could increase due to a number of factors including:

•

brand development, marketing and other promotional activities;

•

the continued development of our website;

•

an increase in the number of employees;

•

increased inventory carrying costs;

•

increased administrative costs;

•

cost related to financings; and

•

the expansion of our product offerings and our website content.

As of January 31, 2002, we had an accumulated deficit of $1,039,012.

Our ability to become profitable depends on our ability to generate and sustain substantial net sales while maintaining reasonable expense levels. See “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Our operating results are difficult to predict.

Our operating results are anticipated to fluctuate significantly due to a variety of factors, many of which are outside of our control. Factors that may harm our business or cause our operating results to fluctuate include the following:

•

our inability to obtain new customers at reasonable cost, retain existing customers, or encourage repeat purchases;

•

decreases in the number of visitors to our website or our inability to convert visitors into customers;

•

the mix of toys and other products sold by us;

•

our ability to offer products and content that appeals to our target markets;

•

seasonality of the toy industry and certain product lines;

•

our inability to manage inventory levels;

•

our inability to adequately maintain, upgrade and develop our website, the systems that we use to process customers’ orders and payments or our computer network;

•

the ability of our competitors to offer new or enhanced websites, services or products; price competition;

•

an increase in the level of our product returns;

•

fluctuations in the demand for children’s products associated with movies, television and other entertainment events;

•

our inability to obtain popular children’s toys, video games, software, videos and music from our vendors;

•

fluctuations in the amount of consumer spending on children’s toys, video games, software, videos and music;

•

the failure to develop new marketing relationships with key business partners;

•

the extent to which we are not able to participate in advertising campaigns such as those  conducted by strategic partners;

•

increases in the cost of online or offline advertising;

•

the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

•

unexpected increases in shipping costs or delivery times, particularly during the holiday season;

•

technical difficulties, system downtime;

•

government regulations related to use of the Internet for commerce; and

•

economic conditions specific to the Internet, online commerce and the children’s toy and related product industries.

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

We face significant inventory risk because consumer demand can change for products between the times that we order products and the time that we receive them.

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

Because we do not intend to have long-term or exclusive vendor contracts, we may not be able to obtain sufficient quantities of popular children’s products in a timely manner and we could lose sales.

If we are not able to offer our customers sufficient quantities of toys or other products in a timely manner, we could lose customers and our net sales could be below our expectations. Our success depends on our ability to purchase or make available products in sufficient quantities at competitive prices, particularly for the holiday shopping season. Based on our discussions with potential fulfillment vendors, distributors and suppliers, we believe it is common in the industry not to have long-term or exclusive arrangements with any vendor or distributor that will guarantee the availability of toys or other children’s products. In addition, popular collectable toys, hobby items, children’s merchandise and other toys are often ordered months in advance of delivery and may not be available to us through fulfillment vendors or may require minimum quantity orders that exceed our demand. Therefore, we will not have a predictable or guaranteed supply of popular toys or other products on acceptable terms. If our product selection is limited or the most popular merchandise is unavailable through our website, we may be unable to compete effectively.

We may not be able to compete successfully against current and future competitors.

The online commerce market is rapidly evolving and intensely competitive. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net sales and results of operations. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty and can launch new websites at a relatively low cost.

We currently or potentially intend to compete with a variety of other companies, including:

•

traditional store-based retailers of collectable toys and hobby products;

•

traditional store-based toy and children’s product retailers such as Toys “R” Us, FAO;

•

Schwarz, Zany Brainy and  Noodle Kidoodle;

•

major discount retailers such as Wal-Mart, Kmart, Sears and Target Stores;

•

online stores operated by Toys “R” Us/Amazon.com, Wal-Mart, and FAO Schwarz;

•

physical and online stores of entertainment entities that sell and license children’s products, such as The Walt Disney Company and Warner Bros.;

•

catalog retailers of children’s products;

•

vendors or manufacturers of children’s products that currently sell some of their products directly online, such as Mattel and Hasbro;

•

Internet portals and online service providers that feature shopping services such as AOL, Yahoo!, Excite, and  Lycos; and

•

various smaller online retailers of children’s products, such as, Smarterkids.com.

Many traditional store-based and online competitors have long operating histories, large customer or user bases, brand recognition and loyalty and significant financial, marketing and other resources. Many of our primary competitors, including specialty toy stores that offer collectable toys and hobby items, have knowledgeable personnel and substantial experience in retailing collectable toys and hobby items. These competitors may establish their own websites and may devote substantially more resources to website development than we can, which may adversely affect our ability to attract visitors to our website. In addition, larger, well-established and well-financed entities may join with online competitors or children’s toy, video game, software, video and music publishers or suppliers as the use of the Internet and other online services increases.

Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet.

If we do not successfully continue to operate the Kidstoysplus.com Website and the systems that process customers’ orders, we will be unable to implement our business plan.

If we fail to continue to operate our website, we will be unable to carry out our business plan. Any failure of our systems to act in an integrated manner could result in the loss of customers and our net sales will be adversely affected.

In addition, our failure to rapidly upgrade our website or expand our computer systems without system downtime, particularly during the fourth calendar quarter, would further reduce our net sales. We may experience difficulty in improving and maintaining such systems if our employees or contractors that develop or maintain our computer systems become unavailable to us. We also expect periodic systems interruptions while enhancing and expanding our computer systems that will affect the quality of our customer service.

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

A failure to adequately control fraudulent credit card transactions would reduce our net sales and our gross margins because we do not intend to carry insurance against this risk. We intend to use developed technology to help us to detect the fraudulent use of credit card information. Nonetheless, we expect to suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under currently contemplated credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature.

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

The development of our website and other proprietary technology will entail significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our website or systems that we use to process customers’ orders and payments and our computer network to customer requirements or emerging industry standards may fail.

Albert Timcke has substantial control over the Company.

Our President, Albert Timcke, owns • shares of our common stock, constituting 45% of our issued and outstanding share capital. As such, Mr. Timcke is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

We may be required to sell additional common stock or parties may exercise options and warrants that may cause dilution of shares.

The number of shares of our outstanding common stock held by non-affiliates is large relative to the trading volume of the common stock. Any substantial sale of our common stock or even the possibility of such sales occurring may have an adverse effect on the market price of the common stock.

We have reserved up to an additional 3,500,000 shares of common stock for issuance upon exercise of options under an incentive plan. As of January 31, 2002, we have granted options exercisable to acquire 2,255,000 shares of our common stock under the plan at exercise prices ranging from $0.085 to $1.00 per share.

As of January 31, 2002, we have issued warrants exercisable to acquire 1,380,000 shares of common stock at $0.06 per share.  Since January 31, 2002, we have issue warrants exercisable to acquire 1,800,000 shares of common stock at $0.04 per share.

Holders of such warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided by the options and warrants. Further, while our warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.  There can be no assurance that any options or warrants will be exercised.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on NASD brokers-dealers who make a market in “a penny stock.” A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are quoted on the OTCBB, and the price of our shares ranged from $0.0156 (low) to $0.2188 (high) during the fiscal year ended January 31, 2002. The closing price of our shares on May 9, 2002 was $0.02. NASD broker-dealers who act as market makers for our shares generally facilitate purchases and sales of our shares. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the Shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

Risks Related To the e-commerce Industry

We may need to change the manner in which we intend to conduct our business if government regulation increases, which may increase our costs of doing business and adversely affect our ability to earn a profit.

The adoption or modification of laws or regulations relating to the Internet could adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The United States recently enacted Internet laws regarding children’s privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In order to comply with new or existing laws regulating online commerce, we may need to modify the manner in which we do business, which may result in additional expenses. We may need to spend time and money revising the process by which we fulfill customers’ orders to ensure that each shipment complies with applicable laws. We may need to hire additional personnel to monitor our compliance with applicable laws.

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

If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our products, our net sales and results of operations could be harmed. We do not currently intend to collect sales or other similar taxes for physical shipments of goods. However, one or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us. In addition, any new operation in states outside Washington State could subject our shipments in such states to state sales taxes under current or future laws. If we become obligated to collect sales taxes, we will need to update our system that processes customers’ orders to calculate the appropriate sales tax for each customer order and to remit the collected sales taxes to the appropriate authorities. These upgrades will increase our operating expenses. In addition, our customers may be discouraged from purchasing products from us because they have to pay sales tax, causing our net sales to decrease. As a result, we may need to lower prices to retain these customers.

Item 2. Description of Property

Our principal office, customer service and retail facility is located at 2924 Cliffe Avenue, Courtenay, British Columbia, Canada, as of January 31, 2002.  We are leasing approximately 3,200 square feet on a month-to-month basis for approximately $680.00 per month.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None. No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock trades on the OTCBB under the symbol “KTYP”. The OTCBB constitutes a limited and sporadic trading market and does not constitute an “established trading market.” See “Risk Factors - An established public trading market for our securities does not exist. The range of high and low bid prices per share for our common stock for each fiscal quarter during the period from January 21, 2000, the first day our common stock was quoted on the OTCBB, through January 31, 2002, as published by the OTCBB is set forth below. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.

Quarterly Common Stock Price Ranges Quarter Ended	2002	2001
	High	Low	High	Low
April 30	$0.09	$0.05	$1.718	$0.500
July 31	$0.19	$0.05	$0.810	$0.187
October 31	$0.21	$0.04	$0.400	$0.125
January 31	$0.10	$0.02	$0.210	$0.03

The closing price of our common stock on the OTCBB was $0.02 on May 9, 2002.  The over-the-counter market quotations set forth above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

There were 12 record holders of our common stock as of January 31, 2002.

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

Recent Sales of Unregistered Securities

During the fiscal year ended on January 31, 2002, we completed a private placement of units to raise a total of $69,000.

On June 1, 2001, June 21, 2001, July 13, 2001 and October 29, 2001 the Company completed four private placements under which it issued 500,000, 200,000, 500,000 and 180,000 units, respectively, under Rule 506 of Regulation D and under Regulation S of the Securities Act of 1933 at $0.05 per unit for total proceeds of $25,000, $10,000, $25,000 and $9,000, respectively. In this private placement round, each “unit” offered consists of one share of common stock and one non-transferable warrant exercisable at a price of $0.06 to acquire one additional share of common stock for a period extending one year from the date of issuance. The participants of this private placement were four (1) non-U.S. persons outside the United States and (3) residents of the United States. We use the proceeds from the offering for general working capital purposes.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We were organized and incorporated under the laws of the State of Nevada on February 4, 1999. We commenced full operations of our core business towards the end of 2000. We originally organized the company to operate a retail website on the Internet specializing in marketing children’s products that would initially include children’s toys, collectable toy items and hobby related products. On November 12, 2000, we opened a 2000 square feet retail location within the same leased premises housing our administrative and customer service operations. Both the company website and retail storefront carry the same product. We now carry and inventory more than 1700 individual items. Also during fiscal 2001, we established additional Internet retail outlets on Amazon.zshops and Yahoo shopping. On both Internet portals, we have been rated as a five-star customer service vendor. In fiscal 2001, we began to expand the product lines and opened a second retail location. However, we were unable to raise additional financing as planned and were forced to implement a significant overhead expense reduction plan, which included closing one retail location, reducing inventory and laying off personnel.

The following discussion and analysis explains our results of operations for our past fiscal year ending January 31, 2002, our financial condition, and our plan of operation for the next twelve months. You should review our discussion and analysis of financial condition and our plan of operation in conjunction with our financial statements and the related notes.

Results of Operations

Fiscal Year Ended January 31, 2001 Compared to Fiscal Year Ended January 31, 2002

We were incorporated on February 4, 1999 and had no results of operations prior to that date.

Revenues. During fiscal year ended January 31, 2002, we generated revenues of $199,099 from our operations, approximately $129,629 of which was generated from Internet sales and $69,470 from retail store sales. We had revenue of $48,953 during our fiscal year ended January 31, 2001. We had interest income in the amount of $482 during our fiscal year ended December 31, 2002, compared to $11,212 in 2001. We anticipate that revenues from our operations will increase during our fiscal year ending January 31, 2003. We will only be able to achieve equal or better sales results if we obtain additional financing in the first half of 2002.

Expenses. We incurred expenses of $277,828 during the fiscal year ended January 31, 2002, compared to $572,902 during our fiscal year ended January 31, 2001. These expenses related primarily to normal day-to-day business operations, raising financing, filing reports with the Securities and Exchange Commission, continuous website enhancements, consulting fees, and opening and closing of a second retail location. During our fiscal year ended January 31, 2002, we paid or accrued consulting fees in the amount of $89,475, compared to $203,010 during our fiscal year ended January 31, 2001. These fees primarily consisted of fees paid to various in-house website programmers; third-party software contractors hired; accounts payable to Albert R. Timcke, our President; Axel Miedbrodt, our operations manager. We paid legal and accounting fees of $26,047 during our fiscal year ended January 31, 2002, which expenses related to the preparation of our filings with the Securities and Exchange Commission, preparation of agreements, documents and statements for our financing activities and other legal and accounting matters. During our fiscal year ended January 31, 2002, we incurred investor relations expenses of $9,245. During our fiscal year ended January 31, 2002, we incurred other expenses related to developing our website and establishing our warehouse and service facilities in Courtenay, including office and miscellaneous expenses of $44,196, rent expenses of $15,552, entertainment and promotional expenses of $2,493, web design and maintenance expenses of $5,980, telephone expenses of $11,685, travel and automobile expenses of $4,568, salaries and wages expenses of $39,644, equipment rental of $3,998, marketing and advertising expenses of $13,978, depreciation expenses of $9,778 and transfer agent and filing fees expenses of $1,219.

Several of the expenses of fiscal year 2001 specifically related to opening and closing of a second retail outlet, non-recurring expenses. We anticipate, however, that our operating and administrative expenses will marginally increase as revenues increase throughout our next fiscal year ending January 31, 2003, if we are successful in raising additional working capital for operations to continue through fiscal 2002. We had $110,477 in current payables and cash on hand of $1,919 as of January 31, 2002.

Net Loss. We had a loss of $217,111 for the fiscal year ended January 31, 2002, compared to $551,452 for the fiscal year ended January 31, 2001. We expect net losses to decrease slightly through 2002, as a result of reduced overhead and an anticipated increase in revenue from our operations. This can only be obtained if we are successful raising additional capital early in 2002.

Plan of Operation

We were unable to raise any significant financing during fiscal 2001, which resulted in delays in acquiring additional inventory for retail and Internet operations during the months prior to and through the 2001 Christmas holiday season. We believe this had a material adverse affect on our sales during fiscal 2001.

At January 31, 2002, we had a working capital deficit of ($41,663). Subsequent to January 31, 2002, we raised $45,000 in a private placement as part of the Lion acquisition. See “Item 11.  Security Ownership of Certain Beneficial Owners and Management – Changes in Control.” We do not currently have sufficient working capital to fund our plan of operation, and are attempting to raise additional capital. Our ability to continue to run our current Internet website and retail operations as a going concern will depend on our ability to obtain future financing in the first half of 2002.

We anticipate our sales through the first half of 2002 will decline as a result of inventory constraints due to a poor cash position. Revenues will increase only if we can successfully raise additional financing. We anticipate our operating activities during the next year will focus primarily on our efforts to:

•

secure additional financing general working capital purposes;

•

to increase products offer to our customers through both the website and the retail store;

•

expand our online retail presence by establishing additional online retail outlets to on major Internet portals; and

•

continue development of our computer infrastructure and systems related to our website.

Capital Requirements

We anticipate that the following expenditures are required to continually grow our business and to meet our financial obligations during our fiscal year ending January 31, 2003:

Fiscal Quarter Ended DESCRIPTION	April 30, 2002	July 31, 2002	October 31, 2002	January 31, 2003
Accounting and legal expenses	$15,000	$10,000	$10,000	$10,000
Office and administration	$15,000	$15,000	$15,000	$20,000
Website design and posting, maintenance and software upgrades	$5,000	$5,000	$10,000	$5,000
Warehouse and office facilities	$2,000	$2,000	$5,000	$5,000
Company marketing expense	$-----	$10,000	$20,000	$10,000
Selective increase products inventory	$5,000	$10,000	$10,000	$10,000
Working capital	$10,000	$10,000	$10,000	$10,000
Totals	$52,000	$62,000	$80,000	$70,000

Liquidity and Capital Resources

As of January 31, 2002, we had a working capital deficit of ($41,663). We had cash or cash equivalents of $1,919 and prepaid expenses and deposits in the amount of $3,953. We had accounts payable and accrued liabilities in the amount of $83,398. Our auditors have expressed substantial doubt as to our ability to continue as a going concern without additional financing.

We anticipate that if we can raise approximately $100,000 during the first half of 2002, we will be able to meet our current working capital needs. We have no firm commitments with respect to this financing. Thereafter, we anticipate that we will be required to raise additional financing to finance our on-going capital requirements through the early fall season.

We believe our estimates of our capital requirements to be reasonable. The capital requirements are only estimates and can change for many different reasons, some of which are beyond our control. We cannot assure you we will successfully complete any private placement in a timely manner, if at all. If we are unable to obtain financing to purchase inventory, we will be unable to continue as a going concern.

Inflation

Our results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on our operations in the future.

Financing Required for the Next 12 Months

As of January 31, 2002, our working capital was not sufficient to satisfy our cash requirements and we may be unable to continue as a going concern, absent additional financing. We anticipate we will be required to raise at least $60,000 by April 30, 2002 and a total of at least $100,000 prior to the end of our fiscal quarter ending July 31, 2002, in order to meet our cash requirements and purchase inventory.

There can be no assurance that we will be able to obtain additional financing in a timely manner or on acceptable terms, if at all. If we are unable to obtain financing necessary to continue current operations, our ability to continue as a going concern is threatened.

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

Subsequent Events

On March 1, 2002, the Company entered into the Lion Equity Agreement, under which Albert R. Timcke agreed to sell 5,570,400 shares of common stock of the Company to Lion Equity for $110,000 in cash and $50,000 in securities of the Company as part of the Lion Acquisition.  The Lion Acquisition, if closed, will result in a change in control of the Company.  See “Item 11.  Security Ownership of Certain Beneficial Owners and Management – Changes in Control.”  In addition, Lion Equity caused Ladi Corp. to purchase 1,800,000 units at $0.025 per unit for $45,000, each unit consisting of one share of common stock and one warrant exercisable to acquire one additional share of common stock at $0.04 per share.  Upon closing of the transfer of 5,570,400 shares of common stock of the Company to Lion Equity as part of the Lion Acquisition, Lion Equity has agreed to use its best efforts to cause the $50,000 in securities of the Company issued to Mr. Timcke to be exchanged for the assets and liabilities related to the Kidstoysplus.com toy business.  If all of the transactions contemplated in the Lion Equity Agreement are completed, the Company shall cease its operations of the Kidstoysplus toy business.

Item 7.  Financial Statements

Reference is made to the financial statements, the reports thereon, the notes thereto, and supplementary data commencing at page F-1 of this Form 10-KSB, which financial statements, reports, notes, and data are incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth information, as of May 14, 2002, regarding our directors, executive officers and key employees:

Name	Age	Position	Since
Albert R. Timcke	39	President and Director	February 9, 1999
Timothy J. Anderson	41	Director	March 23, 2000
Mark McFarland	39	Director	May 17, 2000
Mike Dion (1)	39	Director	April 11, 2002
Axel Miedbrodt	45	Vice President of Operations – Key Employee	August 1999

(1) Mr. Dion was appointed as a member to the board of directors on April 11, 2002.

Albert R. Timcke, Age 38

Albert R. Timcke has been a director, President, and Chief Executive Officer of the Company since February 4, 1999.  Mr. Timcke’s work experience for the last several years before founding the Company includes time spent serving as Vice President Corporate Development for Impact Travel Technology Inc. (August 1998 – June 1, 1999); and time spent as the Vice President of Corporate Development for International Panorama Resource Corp. (December 1996 – July 1998); and time spent as the Owner and President of Markets West (website) (October 1995 – December 1997).

Timothy J. Anderson, Age 41

Timothy J. Anderson, a resident of the United States, brings seventeen (17) years of toy industry marketing, distribution, and manufacturing experience to the Company.  Over the course of his career, Mr. Anderson has been involved in a variety of toy retailing projects including early product development, product launch, and specialty retail merchandising.  Mr. Anderson has been the Vice President of Marketing with Alpha International in Cedar Rapids, Iowa, since 1996.  Mr. Anderson was the director of sales and marketing at Scale Models, Inc., of Dyersville, Iowa, from 1995 to 1996.  Mr. Anderson has also worked at the Franklin Mint in Philadelphia, Pennsylvania, and with the Ertl Company of Dyersville, Iowa.  Mr. Anderson received a B.A. in education from Buena Vista University in Storm Lake, Iowa in 1983.

Mark McFarland, Age 39

Mark McFarland, has been a director of the Company since May 16, 2000.  Mr. McFarland is the current President of Curious Toys of New York. Mr. McFarland served as Vice-President of Marketing at Life-Like Products and as Vice President of Darda in Baltimore, Maryland, in the early 1990’s.  Mr. McFarland was employed with the Learning Curve corporation and Mr. McFarland has experience in the toy industry and has additional marketing experience from his time spent in the athletic footwear industry.  Mr. McFarland holds a M.B.A. from Indiana University in Bloomington, Indiana.

Mike Dion, Age 39

Mike Dion brings with him vast experience in bringing businesses from concept to thriving enterprises! Mr.Dion has been an investment banker for over 13 years, and has personally raised over ten million dollars for small cap companies.  Currently founder and CEO of his own business development company, Mr.Dion has accumulated an in-depth knowledge concerning the preparation of public equity offerings.

Axel Miedbrodt, Age 45

Axel Miedbrodt was the Company’s operations manager during 1999 and the beginning of the year 2000.  Mr. Miedbrodt was appointed Vice President of Operations on March 16, 2000.  From 1998 to his affiliation with the Company, Mr. Miedbrodt was a shop foreman with Twister Pipe Ltd., of Calgary, Alberta.  From 1996 to 1997, Mr. Miedbrodt was the plant manager of Mission Packaging Ltd., of Calgary, Alberta.  Mr. Miedbrodt was the Vice President of Manufacturing of Interpro International Plastics in Vancouver, B.C., from 1988 to 1995, and from 1985 to 1988 he acted as the Operations Manager for Hayden Mfg. Ltd. Co. of Richmond, British Columbia.  Mr. Miedbrodt has technical degrees from technical colleges located in Berlin, Germany.  Mr. Miedbrodt is fluent in English and in German.

Board Meetings and Committees of the Board

During the fiscal year ended January 31, 2002, the Board of Directors have discussed over the phone Company affairs several times and executed (3) written consents in lieu of special meetings.

The Board of Directors has no standing committees at this time.

Compensation of the Board of Directors

The Company’s directors did not receive any compensation in their capacity as directors during the last fiscal year.

Albert R. Timcke, receives compensation from the Company in his capacity as a consultant to the Company under a Consulting Agreement dated April 1, 1999.  For more information on the consultant compensation paid by the Company to Mr. Timcke, please see “Executive Compensation – Summary Compensation Table.”

Each director is eligible to participate in the Company’s 1999 Incentive Stock Option Plan.  See “Executive Compensation” below for a description of the Plan.

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form5/# of transactions
Albert R. Timcke	President and Director	nil	nil	nil
Timothy J. Anderson	Director	nil	nil	nil
Mark McFarland	Director	nil	nil	nil
Mike Dion	Director	nil	nil	nil

Item 10.  Executive Compensation

We employ our executive officers as consultants.

Summary Compensation Table

The table below shows, for the last fiscal year (and first full fiscal year in the Company’s history), compensation paid to the Company’s President and the most highly paid executive officer serving at fiscal year end.  For the fiscal year ended January 31, 2002, the Company had one executive officer, which received compensation under certain consulting agreements dated April 1, 1999.  The compensation information for these individuals is set forth below.  We refer to all these officers as the “Named Executive Officers.”

The following table sets forth compensation information for our fiscal period ended January 31, 2002:

Name and Principal Position	Fiscal Year ended January 31	Compensation			Long Term Compensation	All Other Compensation(1) ($)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Under Options (#)
Albert R. Timcke, President and Director	2002 2001 2000	61,000 83,000 51,600	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil
Timothy J. Anderson, Director	2002 2001 2000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	300,000	Nil
Mark McFarland, Director	2002 2001 2000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	200,000	Nil
Axel Miedbrodt, Key Employee	2002 2001 2000	23,468 31,552 Nil	Nil Nil Nil	Nil Nil Nil	200,000 275,000	Nil

These figures represent compensation paid to Mr. Timcke pursuant to Consulting Agreement between the Company and said individuals dated April 1, 1999.  For more information on the consultant compensation paid by the Company to Mr. Timcke for the fiscal year ended January 31, 2002, please see Item 9 of the Financial Statements attached as an exhibit to the Company’s Form 10-KSB for fiscal year ended January 31, 2000, as filed on May 12, 2000.

Does not include Mr. Timcke’s (i) options to acquire 500,000 shares of common stock at $0.10 per share and (ii) options to acquire 600,000 shares of common stock at $0.25 per share.  These options were granted pursuant to a consulting agreement between the Company and Mr. Timcke dated May 1, 1999.  These options expire on the earlier of May 15, 2005; thirty days after the termination (except for death or disability) of Mr. Timcke as a consultant to the company; or, one year after termination due to death or disability.

Stock Option Plan

On May 19, 1999, the Board of Directors of the Company approved the 1999 Stock Option Plan (the “Plan”).  The Plan provides for the grant of incentive and non-qualified options to purchase up to 1,500,000 shares of common stock to officers, directors, employees, and other qualified persons that may be selected by the Plan Administrator (which currently is the Board of Directors).  The Plan is intended to help attract and retain key Company employees and any other persons that may be selected by the Plan Administrator and to give those persons an equity incentive to achieve the objectives of the Company’s shareholders.

Incentive stock options may be granted to any individual who, at the time of grant, is an employee of the Company or any related corporation.  Non-qualified stock options may be granted to employees and to any other persons that may be selected by the Plan Administrator.  The Plan Administrator fixes the exercise price for options in the exercise of its sole discretion, subject to certain minimum exercise prices in the case of incentive stock options.  Options will not be exercisable until they vest according to a vesting schedule specified by the Plan Administrator at the time of grant of the option.

Options are non-transferable except by will or the laws of descent and distribution.  With certain exceptions, vested but unexercised options terminate on the earlier of:  (i) the expiration of the option term specified by the Plan Administrator at the date of grant (generally 10 years; or, with respect to incentive stock options granted to greater-than 10% shareholders, a maximum of five years); (ii) the date of an employee optionee’s termination of employment or contractual relationship with the Company or any related corporation for cause; (iii) the expiration of three months from the date of an optionee’s termination of employment or contractual relationship with the Company or any related corporation for any reason, other than cause, death or disability; or (iv) the expiration of one year from the date of death of an optionee or cessation of an optionee’s employment or contractual relationship by death or disability.  Unless accelerated in accordance with the Plan, unvested options terminate immediately on termination of employment of the optionee by the Company for any reason whatsoever, including death or disability.

Option Grants In The Last Fiscal Year

During the fiscal year ended January 31, 2002, options were granted to the Named Executive Officers as follows:

Name	Number of Shares Under Option	Date of Grant	Date of Expiry	Exercise Price
Albert R. Timcke, President and Director	Nil	Nil	Nil	Nil
Timothy J. Anderson, Director	Nil	Nil	Nil	Nil
Mark McFarland, Director	Nil	Nil	Nil	Nil
Axel Miedbrodt, Key Employee	200,000	June 21, 2001	June 21, 2011	$0.085
TOTAL	200,000

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

During the last fiscal year, none of the Named Executive Officers exercised options to purchase shares of the Company’s common stock.  The following table sets forth details of each exercise of stock options during the financial year ended January 31, 2002 by any of the Named Executive Officers, and the financial year-end value of unexercised options on an aggregate basis.

Aggregated Options Exercised

During the Financial Year Ended January 31, 2002

and Financial Year-End Option Values

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options At FY-End (#) Exercisable(2)/ Unexercisable	Value of Unexercised in the Money-Options at FY-End ($) Exercisable/ Unexercisable (1)
Albert R. Timcke, President and Director	Nil	Nil	1,100,000	Nil
Timothy J. Anderson, Director	Nil	Nil	300,000	Nil
Mark McFarland, Director	Nil	Nil	200,000	Nil
Axel Miedbrodt, Key Employee	Nil	Nil	475,000	Nil

(1) Based on NASD OTCBB closing price of $0.05 on January 31, 2002.

(2) Includes Options to purchase common shares within 60 days after January 31, 2002.

Report of the Board of Directors on Executive Compensation

During the fiscal year ended January 31, 2002, the Board of Directors was responsible for establishing compensation policy and administering the compensation programs of the Company’s executive officers.

The amount of compensation paid by the Company to each of its directors and officers and the terms of those persons’ employment is determined solely by the Board of Directors, except as otherwise noted below.  The Company believes that the compensation paid to its directors and officers is fair to the Company.

In the past, Albert R. Timcke has negotiated all executive salaries on behalf of the Company.  The Board of Directors believes that the use of direct stock awards is at times appropriate for employees, and in the future intends to use direct stock awards to reward outstanding service to the Company or to attract and retain individuals with exceptional talent and credentials. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of the Company’s stockholders.

Compensation of Chief Executive Officer

Albert R. Timcke receives compensation as a consultant for his services as the Company’s President and Chief Executive Officer under a consulting agreement between the Company and Mr. Timcke dated April 1, 1999.

Mr. Timcke received two options to acquire an aggregate of 1,100,000 shares of the Company’s common stock in the fiscal year ended January 31, 2000.  See “Summary Compensation Table  --  Footnote 2.”  For the fiscal year ending January 31, 2003, Mr. Timcke will continue to be entitled to receive options to purchase common stock of the Company under the Company’s 1999 Stock Option Plan.

The Company does not intend to pay its directors compensation for the fiscal year ended January 31, 2003.  However, the Company may issue stock options to directors and executive officers in the fiscal year ending January 31, 2003.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of Common Stock owned beneficially as of May 14, 2002 by: (i) each person known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our directors; and (iii) all our directors and officers as a group.  Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER(1)	PERCENT OF CLASS(1)
Common Stock	Albert R Timcke, Director, President 1703 Valley View Drive Courtney, B.C. V9N 9A7 Canada	6,670,400(2)(6)	49% (2)(6)
Common Stock	Mark McFarland, Director 440 Lafayette Street 6th Floor New York City, New York 10003	200,000(3)	1.6% (3)
Common Stock	Timothy J. Anderson, Director 711 3rd Street Delhi, Iowa 52223	300,000(4)	2.3%(4)
Common Stock	Axel Miedbrodt, Executive Officer 144 Manor Drive Comox, British Columbia V9M 1C7 Canada	475,000(5)	3.66% (5)
Common Stock	All directors and officers as a group	7,645,400	56.56%
5%+ Shareholders
Common Stock	Lion Equity(6) 8958 Frode Avenue, Miami, Florida 33154	9,170,400 (6)	56.9%

(1)  Based on an aggregate 12,510,884 shares outstanding as of May 14, 2002.

(2)  Includes (i) options to acquire 500,000 shares of our common stock at $0.10 per share and options to acquire 600,000 shares of our common stock at $0.25 per share, which are currently exercisable.

(3) Includes (i) options to acquire 200,000 shares of our common stock at $0.4375 per share, which are currently exercisable.

(4)  Includes (i) options to acquire 100,000 and 200,000 shares of our common stock at $1.00 per share and $0.4375 per share, which are currently exercisable.

(5)  Includes (i) options to acquire 150,000, 125,000, 200,000 shares of our common stock at $1.00, $0.4375, $0.085 per share, which are currently exercisable.

(6)  Pursuant to an Agreement for the Purchase of Common Stock dated March 1, 2002, as amended, by and between Kidstoysplus.com, Inc., Albert R. Timcke and Lion Equity, Lion Equity has agreed to purchase 5,570,400 shares of common stock from Albert R. Timcke, subject to certain conditions.  See, “Changes in Control.  In addition, Lion Equity caused Ladi Corp to purchase 1,800,000 units, each unit consisting of one share of common stock and one warrant exercisable to acquire one addition common share for $0.025 per share until $0.04.  Information related to beneficial ownership of Lion Equity includes the 5,570,400 shares acquirable under the Agreement for the Purchase of Common Stock dated March 1, 2002, as amended; and Ladi Corp’s 1,800,000 shares acquired in the unit private placement and 1,800,000 shares acquirable immediately upon exercise of warrants.

The Company may issue additional options to the Directors and Executive Officers in the fiscal year ending January 31, 2003.

Changes in Control

On March 1, 2002, the Company entered into an Agreement for the Purchase of Common Stock dated March 1, 2002, as amended March 19, 2002, by and between the Company, Albert R. Timcke and Lion Equity (the “Lion Equity Agreement”), Lion Equity has agreed to purchase 5,570,400 shares of common stock from Albert R. Timcke, subject to certain conditions.  The Agreement contained the following terms:

•

Albert R. Timcke agreed to sell 5,570,400 shares of common stock of the Company to Lion Equity for $110,000 in cash and $50,000 in securities of the Company, which shall be exchanged for the assets and liabilities related to the Kidstoysplus.com toy business (the “Lion Acquisition”);

•

Lion Equity shall cause Ladi Corp. to purchase 1,800,000 units at $0.025 per unit for $45,000, each unit consisting of one share of common stock and one warrant exercisable to acquire one additional share of common stock at $0.04 per share (“Lion Equity Placement”);

•

After completing the transactions contemplated in the Lion Equity Agreement, the Company shall cease its operations of the Kidstoysplus toy business;

•

Mr. Timcke shall continue as a consultant to the Company for a period not to exceed 60 days;

•

The Company agreed to appoint Mike Dion as a member of the Board of Directors after completion of the Lion Equity Placement; and

•

The Lion Acquisition shall close on or before June 19, 2002 or the Lion Equity Agreement shall be null and void.

Ladi Corp. completed the Lion Equity Placement on April 11, 2002.  The Lion Acquisition is anticipated to close on June 19, 2002.

Item 12.  Certain Relationships and Related Transactions

During the fiscal year ended January 31, 2002, the following related party transactions occurred:

1.

The Company paid or accrued $61,000 in management fees to the Company president, Albert R. Timcke.

2.

Albert R. Timcke entered into an agreement related to the proposed sale of 5,570,400 common shares to Lion Equity for $110,000.  See ´Item 11.  Security Ownership of Certain Beneficial Owners and Management – Changes in Control”.

During the fiscal year ended January 31, 2002, the Company paid only those salaries and other compensation to its Named Executive Officers as set forth under the heading “Executive Compensation.”

Item 13.  Exhibits and Reports on Form 8-K

(a)

Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
Exhibit 3.1(1)	Articles of Incorporation of Kidstoysplus.com, Inc. filed on February 4, 1999.
Exhibit 3.2(1)	Bylaws of Kidstoysplus.com, Inc.
Exhibit 10.1(1)	Independent Contractor Agreement by and between Rick Timcke, Kidstoysplus.com, Inc. and Trish Reader, Reticular Consulting dated June 9, 1999, related to web site development.
Exhibit 10.2(1)	Consulting Agreement by and Between Kidstoysplus.com, Inc. and Albert R. Timcke dated May 1, 1999.
Exhibit 10.3(1)	Consulting Agreement by and between Kidstoysplus.com, Inc. and Brian C. Doutaz dated May 1, 1999.
Exhibit 10.4(1)	Consulting Agreement by and between Kidstoysplus.com, Inc. and Gerald Wayne Williams dated May 1, 1999.
Exhibit 10.5(1)	Form of Indemnification Agreement by and between Kidstoysplus.com, Inc. and certain officers and directors of Kidstoysplus.com, Inc.
Exhibit 10.6(1)	Form of Founder Subscription Agreement dated March 9, 1999.
Exhibit 10.7(1)	Form of Private Placement Subscription Agreement by and between KIDSTOYSPLUS.COM, INC. and various subscribers.
Exhibit 10.8(1)	Kidstoysplus.com, Inc. 1999 Stock Option Plan.
Exhibit 10.9(2)	Commercial Lease dated September 1, 1999 by and between Mr. Rick Timcke D.B.A. KidsToysPlus.com and Mr. W. Rautenberg.
Exhibit 10.10(2)	Lease Agreement effective September 1, 1999 by and between KidsToysPlus.com, Inc. and S.G. Mechanical Installations Inc.
Exhibit 10.11(2)	Form of pooling agreement by and among Kidstoysplus.com, Inc., certain Kidstoysplus.com shareholders and Albert R. Timcke effective April 6, 1999.
Exhibit 10.12	Agreement for the Purchase of Common Stock dated March 1, 2002 by and between Kidstoysplus.com, Inc., Albert R. Timcke and Lion Equity date March 19, 2002
Exhibit 23.1	Consent of Davidson and Company.

(1)

Previously filed on June 18, 1999.

(b)

Reports on Form 8-K

(2)

Previously filed on  September 23, 1999.

No reports on Form 8-K were filed during the last fiscal quarter covered by this report ended January 31, 2002.

SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Albert R Timcke, as his true and lawful attorney-in-fact and agent with full power of substitution and substitution, for him and in his name, place, and stead, in any and all capacities, to sign any or all amendments to this Registration Statement on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact  and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2002

/s/
Albert R. Timcke, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Albert R. Timcke	President and Director (Principal Executive Officer) Principal Financial Officer and Accounting Officer	May 14, 2002
/s/Timothy Anderson	Director	May 14, 2002
/s/ Mark McFarland	Director	May 14, 2002