Form 10QSB
period 2002-04-30
KIDSTOYSPLUS COM INC
filed 2002-06-14
CIK 1084551

Kidstoysplus.com, Inc.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

April 30, 2002

Commission File Number: 0-26439

Kidstoysplus.com, Inc.

(Exact name of registrant as specified in its charter)

          Nevada,                        98-0203927

(Place of Incorporation)  (IRS Employer ID Number)

2924 Ciffe Ave Courtenay, British Columbia, Canada V9N 2L7

(Address of registrant's principal executive office)

 1-877-566-1212

(Registrant's telephone number)

Indicate  by check mark whether the registrant has (1) filed  all reports  required  to  be filed by Section 13 of  15(d) of  the Securities  Exchange Act of 1934 during the preceding  12  months (or  for such shorter period that the registrant was required  to file  such  reports),  and (2) has been subject  to  such  filing requirements for the past 90 days.             Yes   X       No ___

Number of Shares of Common Stock, $0.001 Par Value, Outstanding at April 30, 2002:

14,310,884

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

Kidstoysplus.com, Inc.

KIDSTOYSPLUS.COM, INC.

For the Quarter Ended

April 30, 2002

INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

        Balance Sheets:

         - April 30, 2002 and January 31, 2002

         Statements of Operations:

         - For the Three Months Ended April 30, 2002 and 2001

         Statements of Cash Flow:

         - For the Three Months Ended April 30, 2002 and 2001

         Notes to the Financial Statements

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

ITEM 2.

CHANGES IN SECURITIES

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4.

SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FROM 8-K

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

Kidstoysplus.com, Inc.

PART I  --  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

KIDSTOYSPLUS.COM, INC.

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

APRIL 30, 2002

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

Kidstoysplus.com, Inc.

KIDSTOYSPLUS.COM, INC.

BALANCE SHEETS

(Expressed in United States Dollars)

(Unaudited)

April 30,

January 31,

2002

2002

$

$

ASSETS

Current

  Cash

     3,561

     1,919

  Receivables

     4,771

     6,564

  Inventory

    55,588

    56,378

  Prepaid expenses and deposits

     3,953

     3,953

  Total current assets

    67,873

    68,814

Due from related party (Note 3)

    32,744

    32,744

Capital assets

    16,813

    18,949

Total assets

   117,430

   120,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current

  Accounts payable and accrued

    liabilities

    63,471

    83,398

  Due to related party (Note 4)

     4,449

    27,079

  Total current liabilities

    97,920

   110,477

Stockholders’ equity

  Common stock (Note 5)

    Authorized

      25,000,000 common shares with

        a par value of $0.001

    Issued and outstanding

      14,310,884 common shares

        (January 31, 2002 – 12,510,884)

    14,310

    12,510

  Additional paid in capital

 1,079,731

1,036,532

  Deficit

(1,074,531)

(1,039,012)

  Total stockholders’ equity

    19,510

    10,030

Total liabilities and stock-

    holders’ equity

   117,430

   120,507

The accompanying notes are part of these financial statements.

KIDSTOYSPLUS.COM, INC.

STATEMENTS OF OPERATIONS

(Expressed in United States Dollars)

(Unaudited)

Three

Three

Month

Month

Period

Period

Ended

Ended

April 30,

April 30

2002

2001

$

$

SALES

    17,778

   40,929

COST OF SALES

    11,938

   23,366

GROSS MARGIN

     5,850

   17,563

EXPENSES

  Consulting fees and sub-contracts

    16,253

   27,734

  Depreciation

     2,530

    2,246

  Entertainment and promotion

       708

      272

  Investor relations

            -

    4,455

  Legal and accounting

     2,175

    4,887

  Marketing and advertising

       994

    5,353

  Office and administration

     6,688

    5,431

  Rent

     1,999

    4,047

  Salaries and wages

     3,438

    4,970

  Telephone and utilities

     3,068

    3,865

  Transfer agent and filing fees

       619

      824

  Travel and automobile

     2,100

      849

  Website design and maintenance

       852

    1,959

    41,424

   66,892

Loss before other item

   (35,574)

  (49,329)

OTHER ITEM

  Interest income

        55

      309

Loss for the period

   (35,519)

  (49,020)

Basic and diluted loss per share

     (0.01)

    (0.01)

Weighted average number of shares of

  common stock outstanding

13,265,940

11,130,884

The accompanying notes are an integral part of these financial statements.

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

Kidstoysplus.com, Inc.

KIDSTOYSPLUS.COM, INC.

STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

Three

Three

Month

Month

Period

Period

Ended

Ended

April 30,

April 30

2002

2001

$

$

CASH FLOWS FROM OPERATING ACTIVITIES

  Loss for the period

   (35,519)

   (49,020)

  Items not affecting cash:

    Depreciation

     2,530

     2,246

    Accrued consulting fees to

      related party

     7,370

         -

  Changes in other operating assets

    and liabilities:

    Decrease in receivables

     1,793

     7,875

    (Increase)decrease in inventory

       790

    (9,282)

    Increase in prepaid expenses and

      deposits

         -

    (2,914)

    Increase (decrease) in accounts

      payable and accrued liabilities

   (19,927)

    29,262

  Net cash used in operating activities

   (42,963)

   (21,833)

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital assets acquired

      (395)

    (2,248)

  Due from related party

         -

      (232)

  Net cash used in investing activities

      (395)

    (2,480)

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash

    45,000

         -

  Net cash provided by financing

    activities

    45,000

         -

Change in cash during the period

     1,642

   (24,313)

Cash, beginning of period

     1,919

    24,451

Cash, end of period

     3,561

       138

Cash paid during the period for interest

         -

         -

Cash paid during the period for

 income taxes

         -

         -

The accompanying notes are an integral part of these financial statements.

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

Kidstoysplus.com, Inc.

KIDSTOYSPLUS.COM, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

APRIL 30, 2002

1.

HISTORY AND ORGANIZATION OF THE COMPANY

Kidstoysplus.com, Inc., (the "Company") was incorporated on February 4, 1999 under the laws of the State of Nevada.  The Company's principal activities consist of the operation of a retail website and retail outlet specializing in the sale of children's toys and entertainment products.

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein.  These financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended January 31, 2002.  The results of operations for the three month period ended April 30, 2002 are not necessarily indicative of the results to be expected for the year ending January 31, 2003.

2.

GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation.  However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the issuance of capital stock.  Continued operations of the Company are dependent on the Company's ability to complete public equity financing or generate profitable operations in the future.  Management's plan in this regard is to continue generating recurring revenues and to secure additional funds through future equity financings.  Such financings may not be available or may not be available on reasonable terms.

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

Kidstoysplus.com, Inc.

2.  GOING CONCERN Cont’d.

April 30,

April 30

2002

2001

$

$

Deficit

(1,074,531)

(1,039,012)

Working capital (deficiency)

   (30,047)

   (41,663)

3.

DUE FROM RELATED PARTY

April 30,

April 30

2002

2001

$

$

Due from a director of the

  Company, unsecured, non-

  interest bearing with no

  fixed terms of repayment

    32,774

    32,774

4.

DUE TO RELATED PARTY

April 30,

April 30

2002

2001

$

$

Due to the President of the

  Company, unsecured, non-

  interest bearing with no

  fixed terms of repayment

    34,449

    27,079

5.

COMMON STOCK

On March 14, 2002, March 21, 2002 and April 9, 2002, the Company issued a total of 1,800,000 units at $0.025 per unit for cash proceeds of $10,000, $25,000 and $10,000, respectively. Each unit consists of one share of common stock and one share purchase warrant entitling the holder to acquire one additional share of common stock at a price of $0.04 per share for a period of one year.

Stock options

During the three month period ended April 30, 2002, the Company cancelled 150,000, 125,000 and 200,000 options with an exercise price of $1.00, $0.4375 and $0.085, respectively, that were held by a former employee of the Company.

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

Kidstoysplus.com, Inc.

6.

RELATED PARTY TRANSACTIONS

During the three month period ended April 30, 2002, the Company entered into the following transactions with related parties:

a)

Paid of accrued consulting fees of $15,000 (2001 - $14,300) to the President of the Company.

b)

Paid office administration fees of $686 (2001  - $1,327) to a relative of an officer of the Company.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

7.

SEGMENTED INFORMATION

The Company's operations are conducted in one business segment in Canada.

8.

PROPOSED TRANSACTION

The Company entered into an agreement dated March 1, 2002 and amended March 19, 2002 with Lion Equity ("Lion") whereby Lion has agreed to purchase 5,570,400 shares of common stock of the Company currently held by the President for consideration of $110,000 cash and $50,000 in securities of the Company (the "Lion Acquisition").  Lion shall use its best efforts to have the $50,000 in securities exchanged for the assets and liabilities related to the Kidstoysplus.com toy business.  In addition, the President shall continue as a consultant to the Company for a period not to exceed 60 days.

In conjunction with this agreement, the Company issued 1,800,000 units at $0.025 per unit for cash proceeds of $45,000 (Note 5).

The agreement with Lion shall close on or before June 19, 2002 or the Lion Acquisition will be null and void.

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

Kidstoysplus.com, Inc.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for disclosures that report the Company’s historical results, the statements set forth in this section contain forward-looking statements. Words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project or projected”, or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act).

Actual results could differ materially form those projected in forward-looking statements. Additional information and factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in this Form 10-QSB, and in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-KSB on file with the Securities and Exchange Commission.  The Company hereby cautions stockholders, prospective investors in the Company, and other readers to not place undue reliance on these forward-looking statements, which can only address known events as of the date of this report.

General Overview

Kidstoysplus.com, Inc. was organized and incorporated under the laws of the State of Nevada on February 4, 1999.  The Company’s principal office is located at 2924 Cliffe Avenue, Courtenay, BC V9N 2L7.  The Company’s URL is www.kidstoysplus.com.

Kidstoysplus.com, Inc. was organized to develop and operate a retail web site on the Internet specializing in children’s products that initially included children’s toys, collectible toy items and hobby related products.  The Company launched its web site in July 2000 and operates a small retail store located in Courtenay, British Coumbia that also serves as the Company’s distribution center.    During the fourth quarter ended January 31, 2002, Albert R. Timke, our President, a director and a controlling shareholder, entered into an agreement to sale his shares of common stock to Lion Equity, subject to certain conditions.  The contemplated sale would result in a change in our control, and may result in a change of our business strategy.  See “Other Information – Change in Control.” There can be no assurance that the contemplated sale will be completed as anticipated or that a change in business strategy will improve our operating results or financial condition.

In connection with the sale, Lion Equity caused Ladi Corp. to purchase a total of 1,800,000 units of the Company at $0.025 per unit for aggregate proceeds of $45,000.  Each unit consisted of one share of common stock and one warrant exercisable to acquire one additional common share at $0.04 per share for a period of one year.   See “Changes in Securities.”

 The terms “we”, and “us”, and the “Company” refer to Kidstoysplus.com, Inc.

The following discussion and analysis explains our results of operations for the first three-month fiscal quarter ended April 30, 2002 compared to the three-month fiscal quarter ended April 30, 2001 and our financial condition.  You should review our discussion and analysis of financial condition in conjunction with our financial statements and the related notes, as well as statements detailed in the Company’s Securities and Exchange Commission filings.

Results of Operations

Fiscal Period Ended April 30, 2002

Revenues.  We operated our website and one retail location in British Columbia during the three month period ended April 30, 2002.  Our first operational quarter was our fourth quarter ended January 31, 2001, the 2000 Christmas holiday season.  Our sales grew during each subsequent quarter, as a result of increased website sales and opening two retail locations.  During our third quarter ended October 31, 2001, we experienced significant cash flow problems and were unable to raise additional financing.  As a result, we began an aggressive cost cutting program, which included closing one retail location in mid August 2001, reducing the size of our remaining retail location, terminating all part time employees and consultants and reduction in overhead costs.  We believe that our cost cutting measures have had no material impact on customer service, but our inability replenish our inventory has had a material adverse affect on our revenues and sales growth.     Our inability to raise additional financing during the quarter ending July 31, 2002 will continue to have a material adverse affect on our revenue and our ability to continue as a going concern.  The comparative revenue figures (fiscal 2002 to fiscal 2001) may not be indicative of our future results of operations.

We had revenues of $17,788 for the first quarter ended April 30, 2002, compared to revenues of $40,929 during the same period in 2001, a decline of 56.54% from the same quarter for 2001.  We believe our revenues will slowly increase through the rest of 2002, only if we can obtain sufficient financing to satisfy current liabilities, acquire additional inventory and meet our ongoing working capital requirements.  Normally we can expect revenues to increase during our third and fourth quarters ending October 31, 2002 and January 31, 2003, the Christmas holiday season.  We cannot assure you that we will obtain sufficient financing to acquire additional inventory for the Christmas holiday season or that our revenues will increase as anticipated.  We may never generate sufficient revenues to achieve profitability and we may be unable to continue as a going concern.

Gross Margins:  Gross margins were $5,850 for the fiscal quarter ended April 30, 2002 compared to  $17,563 for the three-month period end April 30, 2001.  Gross margins as a percentage of revenues were 32.8% for the fiscal quarter ended April 30, 2002 and 42.9% for the three-month period ended April 30, 2001.  The decline in gross margin percentages resulted from post-Christmas discounts and inventory clarance sales during the quarter ended April 30, 2002.

Expenses.  During our fiscal quarter ended April 30, 2002, we incurred total expenses of $41,424 related primarily to: (i) continuous update of the web site, (ii) inventory restocking costs; and (iii) general overhead and administrative expenses.  Total expenses declined by $25,468 (a 38.07% decline) from $66,892 during the three-month period ended April 30, 2001, to $41,424 during the same period in 2002.

During the fiscal quarter ended April 30, 2002, we paid consulting fees in the amount of $16,253, which included fees paid to: (i) Sherri Smith, customer service  (ii) a part time programmer and retail store person,

and  (iii) fees paid to Albert R. Timcke, our President.  We paid legal and accounting fees of $2,175

($4,887 - 2001) during the fiscal quarter ending April 30, 2002 related to the preparation of our filings with  the Securities and Exchange Commission and other legal and accounting matters.  During the fiscal quarter ended April 30, 2002, we also incurred other expenses including: travel and automotive expenses of $2,100 ($849 – 2001), telephone and utilities expenses of $3,068 ($3,865 – 2001), rent expenses of $1,999 ($4,047 2001), entertainment and promotion expenses of $708 ($272 – 2001), salaries & wages of $3,438 ($4,970 – 2001), web design and maintenance expenses of $852 ($1,959 – 2001), marketing and advertising expenses of $994 ($5,353 – 2001), office and administrative expenses of $6,688 ($5,431 – 2001) and deprecation expenses of $2,530 ($2,246 – 2001).  As we have significantly reduced our operating and administrative expenses, we believe that our operating expenses will remain the approximately the same during the second quarter ending July 31, 2002.  Operating expenses may increase during the third and fourth fiscal quarters if we are able to obtain additional financing to procure additional inventory and increase our marketing efforts.

Net Loss.  We had a loss of $35,519 or $0.01 per share for the fiscal period ended April 30, 2002, compared to a loss of $49,020 or $0.01 per share for the quarter ended April 30, 2001.  We anticipate that we will continue to incur losses at approximately the same levels of the losses incurred during the quarter ended April 30, 2002 throughout the rest of fiscal 2002.

Plan of Operation

We were uable to raise any significant financing during the quarters ending October 31, 2001 and January 31, 2002, which resulted in delays in acquiring additional inventory for retail and Internet operations during months prior to and through the 2001 Christmas holiday season.  We believe this had a material adverse affect or the first quarter sales ended April 30, 2002.

As of April 30, 2002, we had working capital deficit of ($30,047).  We have raised $45,000 in a private placement as part of the proposed acquisition of the shares of common stock held by Rick Timcke by Lion Equity.  See “Changes in Securities” and “Other Information – Changes in Control”.  We do not currently have sufficient working capital to fund our plan of operation, and are attempting to raise additional capital.  Our ability to continue to run our current Internet website and retail operations as a going concern will depend on our ability to obtain future financing in the first half of fiscal 2003.

We anticipate our sales through the first half of fiscal 2003 will remain equal to the first quarter of fiscal 2003 or decline as a result of inventory constraints due to a poor cash position.  Revenues will increase only if we can successfully raise additional financing.  We anticipate our operating activities during the next year will focus primarily on our efforts to:

•

secure additional financing general working capital purposed;

•

to increase products offered to our customers through both the website and the retail store;

•

expand our online retail presence by establishing additional online retail outlets; and

•

continue development of our computer infrastructure and systems related to our website.

Our Marketing Strategy

Originally our marketing strategy was to market children’s toys and related products to niche market segments exclusively over the Internet.  We have modified our original business plan and have integrated one physical retail store location into our operations.  We believe that a combination of Internet retailing presence and physical retail storefront operation will be the key to our future retailing success.  Our pricing strategy is to sell our products at prices that are competitive with or below the prices charged by other Internet retailers and physical facility based toy stores.  We process and deliver orders for our products between one to ten business days depending on the delivery method that the customer selects.

Online Service and Internet Advertising

We have established additional online retailing shops on various high-traffic Internet portals, such as Amazon.zshops and on Yahoo shopping, to increase awareness of kidstoysplus.com and our product offerings.  We intend to further develop this marketing concept on additional high-traffic Internet portals throughout fiscal 2003.  We believe that this type of Internet advertising provides the Company with a great amount of exposure to Internet users.  Establishing additional retail representation on other high traffic Internet portals will take additional capital.  There can be no assurance that we will have or be able to raise sufficient capital funding to carry out our promotional and advertising strategy.

Advertising

If we are able to raise additional capital, we intend to promote our business using print advertising in specialized and gereral circulation newspapers and magazines.  There can be no assurance that we will have sufficient resources to carry out our promotional and advertising strategy or that we will receive any publicity.

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

Kidstoysplus.com, Inc.

We anticipate our operating budget to implement our business plan and to meet our financial obligations during the remainder of our fiscal year ending January 31, 2003, is anticipated to be as follows:

Description

July 31,

October 31,

January 31,

2002

2002

2003

$

$

$

Accounting and legal

  expenses

10,000

10,000

10,000

Office and adminis-

  tration

15,000

15,000

15,000

Website design and

  posting,   maintenance

   and software

  upgrades

 5,000

 5,000

 2,000

Warehouse and office

  facilities

2,000

 2,000

 2,000

Company marketing

  expense

     -

10,000

10,000

Selective increase

  product inventory

 5,000

15,000

20,000

Working capital

10,000

10,000

10,000

Total

47,000

67,000

77,000

We believe our estimates of our capital requirements to be reasonable.  The capital requirements are only estimates and can change for many different reasons, some of which are beyond our control.

Liquidity and Capital Resources

As of April 30, 2002, we had a working capital of ($30,047).  We had receivables of $4,771, prepaid expenses and deposits in the amount of $3,953 and inventory of $55,588.  We have accounts payable and accrued liabilities in the amount of $63,471 and an amount due to a related party of $34,449.  We will be required to raise at least $55,000 during our second quarter ending July 31, 2002 to meet our working capital requirements through July 31, 2002.

Our board of directors approved a Unit private placement offering under which we intend to offer and sale Units, consisting of one share of common stock and one stock purchase warrant at $0.025 per Unit.  Each warrant is exercisable to acquire one additional share of common stock at $0.04 per share for a period of one year.  During the fiscal quarter ended April 30, 2002, we have received three subscriptions for a total of 1,800,000 Units from one accredited investor, Ladi Corp., for proceeds of $45,000.  We anticipate that we will be required to raise at least $80,000 during the second quarter of 2002 ending July 31, 2002 and an additional $150,000 during the third quarter ending October 31, 2002 to meet our anticipated cash requirements related to our operations.

If we are unsuccessful in obtaining the financing we will not be able to continue as a going concern and an investment in our common shares may result in a loss of the investment made.

We cannot assure you that we will be able to obtain financing in a timely manner or on acceptable terms, if at all.  If we are unable to obtain financing there is a substantial risk that such a strategy will adversely affect our ability to build value in our “Kidstoysplus” brand name, which may have an adverse affect on our business and our ability to compete effectively, and we may be forced to sell or liquidate our business.

Personnel

As of April 30, 2002, we had two full-time and two part-time personnel.  Albert R. Timcke, a director and our President, works full-time, assits with strategic corporate planning, financing activities and corporate management.  We have Sherri Smith, a full-time employee who provides customer service and order shipping.  We have one part-time/casual computer programmer who maintains the Kidstoysplus.com website.  We have one casual retail clerk.

We do not intend to hire any additional personnel until addition financing is obtained.

In the future, we may engage additional consultants to assist us with the development or licensing of software and information systems and to further implement our business plan.

Inflation

Our results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on our operations in the future.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

CHANGES IN SECURITIES

During the three month quarter ended April 30, 2002, we completed a private placement of 1,800,000 units to one accredited investor at $0.25 per unit for gross proceeds of $45,000.  Each unit consisted of one common share and one warrant exercisable to acquire one additional common share at $0.04 per share for a period of one year.  The units were offered and sold in reliance upon an exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

Change of Control

We entered into an Agreement for the Purchase of Common Stock dated March 1, 2002, as amended March 19, 2002, by and between the Company, Albert R. Timcke and Lion Equity (the “Lion Equity Agreement”), under which Lion Equity has agreed to purchase 5,570,400 shares of common stock from Albert R. Timcke, subject to certain conditions.  The Agreement contained the following terms:

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

•

The Company agreed to appoint Mike Dion as a member of the Board of Directors after the Completion of the Lion Equity Placement; and

•

The Lion Acquisition shall close on or before June 19,  2002 or the Lion Equity Agreement shall be null and void.

Ladi Corp. completed the Lion Equity Placement on April 11, 2002.  The Lion Acquisition is anticipated to close on June 19, 2002.  The Lion Acquisition, if closed, will result in a change in control of the Company.

 See “Item 11.  Security Ownership of Certain Beneficial Owners and Management – Changes in Control” in the Company’s 10-KSB annual report for the fiscal year ended January 31, 2002.   Lion Acquisition agreed to use its best efforts to cause the $50,000 in securities of the Company issued to Mr. Timcke to be exchanged for the assets and liabilities related to the Kidstoysplus.com toy business.  If all of the transactions contemplated in the Lion Equity Agreement are completed, the Company shall cease its operations of the Kidstoysplus toy business.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
Exhibit 3.1(1)	Articles of Incorporation of Kidstoysplus.com, Inc. filed on February 4, 1999.
Exhibit 3.2(1)	Bylaws of Kidstoysplus.com, Inc.
Exhibit 10.1(1)	Independent Contractor Agreement by and between Rick Timcke, Kidstoysplus.com, Inc. and Trish Reader, Reticular Consulting dated June 9, 1999, related to web site development.
Exhibit 10.2(1)	Consulting Agreement by and Between Kidstoysplus.com, Inc. and Albert R. Timcke dated May 1, 1999.
Exhibit 10.3(1)	Consulting Agreement by and between Kidstoysplus.com, Inc. and Brian C. Doutaz dated May 1, 1999.
Exhibit 10.4(1)	Consulting Agreement by and between Kidstoysplus.com, Inc. and Gerald Wayne Williams dated May 1, 1999.
Exhibit 10.5(1)	Form of Indemnification Agreement by and between Kidstoysplus.com, Inc. and certain officers and directors of Kidstoysplus.com, Inc.
Exhibit 10.6(1)	Form of Founder Subscription Agreement dated March 9, 1999.
Exhibit 10.7(1)	Form of Private Placement Subscription Agreement by and between KIDSTOYSPLUS.COM, INC. and various subscribers.
Exhibit 10.8(1)	Kidstoysplus.com, Inc. 1999 Stock Option Plan.
Exhibit 10.9(2)	Commercial Lease dated September 1, 1999 by and between Mr. Rick Timcke D.B.A. KidsToysPlus.com and Mr. W. Rautenberg.
Exhibit 10.10(2)	Lease Agreement effective September 1, 1999 by and between KidsToysPlus.com, Inc. and S.G. Mechanical Installations Inc.
Exhibit 10.11(2)	Form of pooling agreement by and among Kidstoysplus.com, Inc., certain Kidstoysplus.com shareholders and Albert R. Timcke effective April 6, 1999.
Exhibit 10.12(3)	Agreement for the Purchase of Common Stock dated March 1, 2002 by and between Kidstoysplus.com, Inc., Albert R. Timcke and Lion Equity

(1)

Previously filed on May 2000 on Form 10-SB.

(2)

Previously filed on Form 10-KSB for the year ended January 31, 2001.

(3)

Previously filed on Form 10-KSB for the year ended January 31, 2002.

(b)

Reports on Form 8-K

No reports on Form 8-K were filed during the last fiscal quarter covered by this report ended April 30, 2002.

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

Kidstoysplus.com, Inc.

SIGNATURES

Pursuant  to  the requirements of the Securities Exchange Act  of 1934,  the Registrant has duly caused this report to  be signed on its behalf by the undersigned thereto duly authorized.

KIDSTOYSPLUS.COM, INC.

(Registrant)

Date: June 13, 2002

 /s/ Albert R. Timcke

Albert R. Timcke, Chairman of the Board of Directors,

President, Secretary   (principal

executive officer and director, principal accounting officer)

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>