Form 10QSB
period 2002-07-31
KIDSTOYSPLUS COM INC
filed 2002-09-24
CIK 1084551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                              FORM 10-QSB
         (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended

                             July 31, 2002

                 Commission File Number:     0-26439

                         Kidstoysplus.com, Inc.
         (Exact name of registrant as specified in its charter)

               Nevada

                                                      98-0203927

  (Place of Incorporation)                                    (IRS
                                                              Employer
                                                              ID
                                                              Number)

     2924 Cliffe Ave., Courtenay, British Columbia, Canada V9N 2L7
          (Address of registrant's principal executive office)

                             1-877-566-1212
                    (Registrant's telephone number)


  Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     _____          No     _____

           Number of Shares of Common Stock, $0.001 Par Value
                      Outstanding at July 31, 2002

                               14,320,884


                         KIDSTOYSPLUS.COM, INC.
                         For the Quarter Ended
                             July 31, 2002

                          INDEX TO FORM 10-QSB

  PART I  -  FINANCIAL INFORMATION

  Item 1.        Financial Statements

          Balance Sheets:
          -   January 31, 2002 and July 31, 2002

          Statements for Operations:
                 -   For the Six Months Ended July 31, 2002 and 2001

          Statements of Cash Flow:
          -   For the Six Months Ended July 31, 2002 and 2001

          Notes to the Financial Statements


  PART II  -  OTHER INFORMATION

  Item 1.        Legal Proceedings

  Item 2.        Changes in Securities

  Item 3.        Defaults Upon Senior Securities

  Item 4.        Submission of Matters to Vote of Security Holders

  Item 5.        Other Information

  Item 6.        Exhibits and Reports on Form 8-K
                   PART I       FINANCIAL INFORMATION

  Item 1.        Financial Statements:


                         KIDSTOYSPLUS.COM, INC.


                          FINANCIAL STATEMENTS
                  (Expressed in United States Dollars)
                              (Unaudited)


                             July 31, 2002


                             BALANCE SHEETS


                                   July 31,              January 31,

                                     2002                      2002

  ASSETS

  Current
     Cash
                        $         -                $         1,919
     Receivables
                             5,390                     6,564
     Inventory
                             50,517                   56,378
     Prepaid expenses and deposits
                  3,953                     3,953

     Total current assets
                         59,860                   68,814

  Due from related parties (Note 3)
                   -                          32,744

  Capital assets
                            14,049                    18,949

                                     Total assets
                     $      73,909          $      120,507


  LIABILITIES

  Current
     Cheques issued in excess of deposits
     $        2,316         $            -
     Accounts payable and accrued liabilities
            65,444                   83,398
     Due to related party (Note 4)
                    29,497                   27,079

     Total current liabilities
                $        97,257      $         110,477

  Stockholders' equity (deficiency)
     Common stock (Note 5)
        Authorized
           1,000,000 common shares with a par value of $0.001
        Issued and outstanding
           572,436 common shares
           (January 31, 2002 - 500,436 common shares)
             572                       500
     Additional paid-in capital
                  1,093,470             1,048,542
     Deficit
                            (1,117,390)          (1,039,012)

     Total stockholders' equity (deficiency)
              (23,348)                10,030

  Total liabilities and stockholders' equity (deficiency)       $
       73,909         $     120,507

  The accompanying notes are an integral part of these financial statements.



                        STATEMENTS OF OPERATIONS

                                            Three Month     Three
  Month        Six Month         Six Month
                                            Period Ended
  Period Ended     Period Ended     Period Ended
                                            July 31, 2002     July
  31, 2001     July 31, 2002     July 31, 2001

  Sales                                 $        21,446      $
     46,466      $       39,234      $       21,446

  Cost of Sales                              16,643
  34,069                28,581              57,435

  Gross Margin                               4,803
  12,397                10,653              29,960

  Expenses
     Consulting fees and
        sub-contracts                        15,000
  19,291                31,253              47,025
     Depreciation                              2,538
     2,358                  5,068                4,604
     Entertainment and promotion       469                     912
                   1,177               1,184
     Investor relations                         -
          -                          -                    4,455
     Legal and accounting              13,972
  6,191               16,147              11,078
     Marketing and advertising           717
  1,777                 1,711                7,130
     Office and administration         5,702
  16,466               12,390              21,897
     Rent                                           1,681
          7,555                 3,680               11,602
     Salaries and wages                    3,024
  7,516                 6,462               12,486
     Telephone and utilities              2,401
  2,672                  5,469                 6,537
     Transfer Agent and filing fees      646
   7                  1,265                    831
     Travel and automobile                  804
  1,302                  2,904                 2,151
     Website design and
         maintenance                              735
      2,107                  1,587                4,066

                                                       47,689
            68,154                89,113           135,046

     Loss before other item            (42,886)
  (55,757)             (78,460)         (105,086)

     Other Item
        Interest Income                             27
          121                       82                  430

  Loss for the period              $     (42,859)        $
  (55,636)       $    (78,378)     $  (104,656)

  Basic and diluted loss
     per share                           $        (0.07)         $
        (0.12)        $       (0.14)     $        (0.23)

  Weighted average number
     of shares of common
     stock outstanding                  572,436
  465,670             551,883             455,622

  The accompanying notes are an integral part of these financial statements.


                        STATEMENTS OF CASH FLOWS


                                  Six Month         Six Month

                               Period Ended     Period Ended

                               July 31, 2002     July 31, 2001

  CASH FLOWS FROM
  OPERATING ACTIVITIES

     Loss for the period
                    $ (78,378)           $ (104,656)
     Items not affecting cash:
        Depreciation
                             5,068                     4,604
        Accrued consulting fees to related party
            22,370                       -

     Changes in other operating assets and liabilities:
        Decrease in receivables
                       1,174                     9,069
        (Increase) decrease in inventory
                   5,861                  (17,030)
        Increase in prepaid expenses and deposits
              -                          (3,109)
        Increase (decrease) in accounts payable
           and accrued liabilities
                      (17,954)                  32,648
     Net cash used in investing activities
              (61,859)                 (78,474)


  CASH FLOWS FROM INVESTING ACTIVITIES
     Capital assets acquired, net
                        (168)                  (5,684)

     Due from related parties
                         -                            (515)

     Net cash used in investing activities
                 (168)                    (6,199)


  CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued for cash
              45,000                   60,000
     Due to related party
                       12,792                       -

     Net cash provided by financing activities
          57,792                    60,000

  Decrease in cash during the period
              (4,235)                 (24,673)

  Cash, beginning of period
                    1,919                    24,451

  Cash (cheques issued in excess of deposits),
     end of period
                           (2,316)                      (222)

  Cash paid during the period of interest
         $       -                 $         -

  Cash paid during the period for income taxes
   $       -                 $         -

  The accompanying notes are an integral part of these financial statements.



                     NOTES TO FINANCIAL STATEMENTS

  1.     HISTORY AND ORGANIZATION OF THE COMPANY

         Kidstoysplus.com, Inc., (the "Company") was incorporated on February 4, 1999, under the laws of the State of Nevada. The Company's principal activities consist of the operation of a retail website specializing in the sale of children's toys and entertainment products.

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended January 31, 2002. The results of operations for the six month period ended July 31, 2002, are not necessarily indicative of the results to be expected for the year ending January 31, 2003.

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


                          July 31, 2002     January 31, 2001

         Deficit
                  $(1,115,401)          $(1,039,012)
         Working capital (deficiency)
           (35,397)                 (41,663)

  3.     DUE FROM RELATED PARTY


                          July 31, 2002     January 31, 2001

         Due from a director of the Company, unsecured,
            non-interest bearing with no fixed terms of
            repayment
                $          -                 $      32,744

         During the six month period ended July 31, 2002, the amount due from a director, being the President of the company, was used to settle an amount due to the President (Note 4).

  4.     DUE TO RELATED PARTY


                          July 31, 2002     January 31, 2001

         Due to the President for the Company, unsecured,
            non-interest bearing with no fixed terms of
            repayment
                $     29,497            $      27,079

         During the six month period ended July 31, 2002, an amount due from a director, being the President of the Company, of $32,7434 (Note 3) was used to settle an equal amount due to the President.

  5.     COMMON STOCK

         On March 14, 2002, March 21, 2002 and April 9, 2002, the Company issued a total of 1,800,000 units at $0.025 per unit for cash proceeds of $10,000, $25,000 and $10,000, respectively. Each unit consists of one share common stock and one share purchase warrant entitling the holder to acquire one additional share of common stock at a price of $0.04 per share for a period of one year.

         On September 16, 2002, the Company implemented a 1:25 reverse stock split (Note 9). The number of outstanding common shares decreased from 14,310,884 common shares to 572,436 common shares. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from common shares to additional paid-in capital the par value of the decreased shares arising from the split. In addition, all references to number of shares and per share amounts of common shares have been restated to reflect the stock split.

         Warrants

         During the six month period ended July 31, 2002, 28,000 warrants expired unexercised. Subsequent to July 31, 2002, an additional 20,000 warrants expired unexercised.

         Stock options


                                                     During
                the six month period ended July 31, 2002, the Company canceled 6,000, 5,000, and 8,000 options with an exercise price of $1.00, $0.4375 and $0.085, respectively, that were held by a former employee of the Company.

               Subsequent to July 31, 2002, the Company canceled 8,000 4,000, and 8,000 options with an exercise price of $1.00, $0.4375 and $0.4375, respectively.

        6.     RELATED PARTY TRANSACTIONS

                During the six month period ended July 31, 2002, the Company entered into the following transactions with related parties:

                a)   Paid or accrued consulting fees of
        $30,000 (2001 - $27,850) to the President of the
        Company.

                      b)       Paid office administration
        fees of $996 (2001 - $1,327) to a relative of an officer of the Company.

                These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

        7.   SEGMENTED INFORMATION

             The Company's operations are conducted in one business segment in Canada.

        8.   PROPOSED TRANSACTION

             The Company entered into an agreement dated
             March 1, 2002 and amended March 19, 2002 with
             Lion Equity ("Lion") whereby Lion has agreed to purchase 5,570,400 shares of common stock of the Company currently held by the President for consideration of $110,000 cash and $50,000 in securities of the Company (the "Lion Acquisition"). Lion shall use its best efforts to have the $50,000 in securities exchanged for the assets and liabilities related to the Kidstoysplus.com toy business. In addition, the President shall continue as a consultant to the Company for a period not to exceed 60 days.
             This Agreement expired due to Lion Equity's failure to complete obligations set forth therein.

              In conjunction with this agreement, the
              Company issued 1,800,000 units at $0.025 per unit for cash proceeds of $45,000 (Note 5) to a company known as Ladi Corp.

          ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

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

        GENERAL OVERVIEW

        Kidstoysplus.com, Inc. was organized and incorporated under the laws of the State of Nevada on February 4, 1999. The Company's principal office is located at 2924 Cliffe Avenue, Courtenay, BC V9N 2L7. The Company's URL is www.kidstoysplus.com.

        Kidstoysplus.com, Inc. was organized to develop and operate a retail website on the Internet specializing in children's products that initially included children's toys, collectible toy items and hobby related products. The Company launched its website in July, 2000, and operates a small retail store located in Courtenay, British Columbia, that also serves as the Company's distribution center. During the fourth quarter ended January 31, 2002, Albert R. Timcke, our President, a director and controlling shareholder, entered into an Agreement to sale his shares of common stock to Lion Equity, subject to certain conditions. The sale of Albert
        R. Timcke's shares was never consummated with Lion Equity and the Agreement expired. Albert R. Timcke has continued to pursue merger candidates following the expiration of the Lion Equity Agreement. See
        "Other Information - Change in Control".   There can
        be no assurance that the contemplated sale will be completed as anticipate or that a change in business strategy will improve our operating results or financial condition.

        In connection with the Lion Equity Agreement, Lion Equity caused Ladi Corp. to purchase a total of 1,800,000 units of the Company at $0.025 per unit for aggregate proceeds of $45,000.00. Each unit consists of one share of common stock and one warrant exercisable to acquire one additional common share at $0.04 per share for a period of one year. See "Changes in Securities".

        The terms "we", and "us", and the "Company", refer to Kidstoysplus.com, Inc.

        The following discussion and analysis explains our results of operations for the Company's three-month and six-month fiscal period ended July 31, 2002, compared to the Company's three-month and six-month fiscal period ended July 31, 2001, and our financial condition. You should review our discussion and analysis of financial condition in conjunction with our financial statements and the related notes, as well as statements detailed in the Company's Securities and Exchange Commission filings.

        RESULTS OF OPERATIONS

               Fiscal Period Ended July 31, 2002

        Revenues. We operated our website and one retail location in British Columbia during the six-month period ended July 31, 2002. Our first operational quarter was our fourth quarter ended January 21, 2001, the 2000 Christmas holiday season. Our sales grew during each subsequent quarter, as a result of increased website sales and opening two retail locations. During our third quarter ended October 31, 2001, we experienced significant cash flow problems and were unable to raise additional financing. As a result, we began an aggressive cost cutting program, which included closing one retail location in mid-August, 2001, reducing the size of our remaining retail location, terminating all part-time employees and consultants and reducing overhead costs. We believe that our cost cutting measures have had no material impact on customers service, but our inability to replenish our inventory has had material adverse affects on our revenues and sales growth. Our inability to raise additional financing during the quarter ending July 31, 2002, will continue to have a material adverse affect on our revenue and our ability to continue as a going concern. The comparative revenue figures (Fiscal 2002 to Fiscal 2001) may not be indicative of our future results of operations.


        We had revenues of $21,446 for the second quarter ended July 31, 2002, compared to revenues of $46,466 during the same period in 2001, a decline of 53.84%, from the same quarter for 2001. We believe our revenues will slowly increase through the rest of 2002, only if we can obtain sufficient financing to satisfy current liabilities, acquire additional inventory and meet our on-going working capital requirements. Normally, we can expect revenues to increase during our third and fourth quarters ending October 31, 2002, and January 31, 2003, the Christmas holiday season. We cannot assure you that we will obtain sufficient financing to acquire additional inventory for the Christmas holiday season or that our revenues will increase as anticipated. W may never generate sufficient revenues to achieve profitability and we may be unable to continue as a going concern.

        Gross Margins: Gross margins were $4,803 for the fiscal quarter ended July 31, 2002, compared to $12,397 for the three-month period ended July 31, 2001. Gross margins as a percentage of revenues were 22.39% for the fiscal quarter ended July 31, 2002, and 26.67% for the three month period ended
        July 31, 2001. The decline in gross margin percentages resulted from continued inventory clearance sale pricing on inventoried items during the quarter ended July 31, 2002.

        Expenses. During our fiscal quarter ended July 31, 2002, we incurred total expenses of $45,689 related primarily to: (I) continuous update of the website,
        (ii) select inventory restocking costs; and (iii) general overhead and administrative expenses. Total expenses declined by $22,465 (a 32.96% decline) from $68,154 during the three-month period ended July 31, 2001, to $45,689 during the same period in 2002.

        During the fiscal quarter ended July 31, 2002, we paid consulting fees in the amount of $15,000, which included fees paid to Albert R. Timcke, our President. We paid legal and accounting fees of $11,972 ($6,191 - 2001) during the fiscal quarter ending July 31, 2002, related to the preparation of our filings with the Securities and Exchange Commission, year end audit and other legal and accounting matters. During the fiscal quarter ended July 31, 2002, we also incurred other expenses including: travel and automotive expenses of $804 ($1,302 - 2001), telephone and utilities expenses of $2,401 ($2,672 - 2001), rent expenses of $1,681
        ($7,555 - 2001), entertainment and promotion expenses of $469 ($912 - 2001), salaries and wages of $3,024 ($7,516 - 2001), web design and maintenance expenses of $735 ($2,107 - 2001), marketing and advertising expenses of $717 ($1,777 -
        2001), office and administrative expenses of $5,702 ($16,236 - 2001), transfer agent and filing fees of $646 ($7 - 2001) and depreciation expenses of $2,538 ($2,358 - 2001). As we have significantly reduced our operating and administrative expenses, we believe that our operating expenses will remain approximately the same during the third quarter ending October 31, 2002. Operating expenses may increase during the third and fourth fiscal quarters if we are able to obtain additional financing to procure additional inventory and increase our marketing efforts.

        Net Loss. We had a loss of $40,886 or $0.01 per share for the fiscal period ended July 31, 2002, compared to a loss of $55,575 or $0.01 per share for
        the quarter ended July 31, 2001.   We anticipate
        that we will continue to incur losses at approximately the same levels of the losses incurred during the quarter ended July 31, 2002, throughout the rest of fiscal 2002.

        PLAN OF OPERATION

        We were unable to raise any significant financing during the quarters ending October 31, 2001, January 31, 2002, April 30, 2002, and July 31, 2002, which have resulted in delays in acquiring additional inventory for retail and Internet operations during months prior to, through the 2001 Christmas holiday season and into the Spring of 2002. We believe this had a material adverse affect on the second quarter sales ended July 31, 2002.

        As of July 31, 2002, we had a working capital deficit of ($35,397). We have raised $45,000 in a private placement (during the first fiscal quarter ended April 30, 2002) as part of the proposed acquisition of the shares of common stock held by Albert R. Timcke by Lion Equity. See "Other Information - Changes in Control". We do not currently have sufficient working capital to fund our plan of operation, and are attempting to raise additional capital. Our ability to continue to run our current Internet website and retail operations as a going concern will depend on our ability to obtain future financing in the second half of fiscal 2003.

        We anticipate our sales through the second half of fiscal 2003 will remain equal to the first half of fiscal 2003 or decline as a result of inventory
        constraints due to a poor cash position.   Revenues
        will increase only if we can successfully raise additional financing. We anticipate our operating activities during the next year will focus primarily on our efforts to:

               -     secure additional financing general
        working capital purposes;
               -     to increase products offered to our
        customers through both the website and
                the retail store;
               -     expand our online retail presence by
        establishing additional online retail
                outlets; and
               -     continue development of our computer
        infrastructure and systems related to
                our website.

        OUR MARKETING STRATEGY

        Originally, our marketing strategy was to market children's toys and related products to niche market segments exclusively over the Internet. We have modified our original business plan and have integrated one physical retail store location into our operations. We believe that a combination of Internet retailing presence and physical retail storefront operation will be the key to our future retailing success. Our pricing strategy is to sell our products at prices that are competitive with or below the prices charged by other Internet retailers and physical facility based toy stores. We process and deliver orders for our products between one to ten business days, depending on the delivery method that the customer selects.

        ONLINE SERVICE AND INTERNET ADVERTISING

        We have established additional online retailing shops on various high-traffic Internet portals, such as Amazon.zshops and on Yahoo shopping, to increase awareness of Kidstoysplus.com and our product offerings. We intend to further develop this marketing concept on additional high-traffic Internet portals throughout fiscal 2003. We believe that this type of Internet advertising provides the Company with a great amount of exposure to Internet users. Establishing additional retail representation on other high-traffic Internet portals will take additional capital. There can be no assurance that we will have or be able to raise sufficient capital funding to carry out our promotional and advertising strategy.

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

        LIQUIDITY AND CAPITAL RESOURCES

        As of July 31, 2002, we had a working capital of ($35,397). We had receivables of $5,390, prepaid expenses and deposits in the amount of $3,953, and inventory of $50,517. We have accounts payable and accrued liabilities in the amount of $63,444, and an amount due to a related party of $29,497. We will be required to raise at least $70,000 during our third quarter ending October 31, 2002, to meet our working capital requirements through October 31, 2002.

        We anticipate that we will be required to raise at least $80,000 during the fourth quarter of 2002 to meet our anticipated cash requirements related to our operations.

        If we are unsuccessful in obtaining the financing, we will not be able to continue as a going concern and an investment in our common shares may result in a loss of the investment made.

        We cannot assure you that we will be able to obtain financing in a timely manner or on acceptable terms, if at all. If we are unable to obtain financing, there is a substantial risk that such a strategy will adversely affect our ability to build value in our "Kidstoysplus" brand name, which may have an adverse affect on our business and our ability to compete effectively, and we may be forced to sell or liquidate our business.

        PERSONNEL

        As of July 31, 2002, we had one full-time, one part-time and one casual employee. Albert R.
        Timcke, a director and our President, works full-time, assists with strategic corporate planning, financing activities and corporate management. We have Sherri Smith, a full-time employee who provides customer service, order shipping and retail operations. We have one part-time/casual computer programmer who maintains the Kidstoysplus.com website.

        We do not intend to hire any additional personnel until additional financing is obtained.

        In the future, we may engage additional consultants to assist us with the development or licensing of software and information systems and to further implement our business plan.

        INFLATION

        Our results of operations have not been affected by inflation and management does not expect inflation to have a significant affect on our operations in the future.


                       PART II   -   OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS

                       None.

        ITEM 2. CHANGES IN SECURITIES

                       None.

        ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                       None.

        ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY
        HOLDERS

                       None.

        ITEM 5. OTHER INFORMATION


        CHANGE OF CONTROL

        We entered into an Agreement for the Purchase of Common Stock dated March 1, 2002, as amended March 19, 2002, by and between the Company, Albert R. Timcke and Lion Equity (the "Lion Equity Agreement"), under which Lion Equity had agreed to purchase 5,570,400 shares of common stock from Albert R. Timcke, subject to certain conditions. The Agreement contained the following terms:

                -      Albert R. Timcke agreed to sell
                       5,570,400 shares of common stock of
                       the Company to Lion Equity for
                       $110,000 in cash and $50,000 in
                       securities of the Company (the "Lion
                       Acquisition"), which Lion Equity
                       shall use its bests efforts to be
                       exchanged for the assets and
                       liabilities related to the
                       Kidstoysplus.com toy business;

                -      Lion Equity shall cause Ladi Corp. to
                       purchase 1,800,000 units at $0.025
                       per unit for $45,000, each unit
                       consisting of one share of common
                       stock and one warrant exercisable to
                       acquire one additional share of
                       common stock at $0.04 per share
                       ("Lion Equity Placement");

                -      Mr. Timcke shall continue as a
                       consultant to the Company for a
                       period not to exceed 60 days;

                -      The Company agreed to appoint Mike
                       Dion as a member of the Board of
                       Directors after the completion of the
                       Lion Equity Placement; and

                -      The Lion Acquisition shall close on
                       or before June 19, 2002, or the Lion
                       Equity Agreement shall be null and void.

        Ladi Corp. completed the Lion Equity Placement on
        April 11, 2002. The Lion Acquisition was anticipated to close on June 19, 2002. Due to a failure by Lion Equity to complete the purchase terms, the Agreement was canceled. See "Item 11.
        Security Ownership of Certain Beneficial Owners and
        Management - Changes in Control" in the Company's
        10-KSB Annual Report for the fiscal year ended
        January 31, 2002.

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)     Exhibits

                              INDEX TO EXHIBITS

        (1)    Previously filed on May, 2000, on Form 10-SB.

        (2) Previously filed on Form 10-KSB for the year ended January 31, 2001.

        (3) Previously filed on Form 10-KSB for the year ended January 31, 2002.

                (b)    Reports on Form 8-K

        No reports on Form 8-K were filed during the fiscal quarter covered by this Report ended July 31, 2002.


                                  SIGNATURES

        Pursuant to the requirements of the Securities
        Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

        KIDSTOYSPLUS.COM, INC.
        (Registrant)


        Date:  September 23, 2002


        ___________________________________
        Albert R. Timcke, Chairman of the Board of Directors,
        President, Secretary (principal executive officer and director, principal accounting officer)