Form 10-Q/A
period 2002-07-31
STEALTH MEDIALABS INC
filed 2002-09-25
CIK 1084551

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

                Yes         X              No     _____

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


                          July 31, 2002     January 31, 2001

         Deficit
                  $(1,117,390)          $(1,039,012)
         Working capital (deficiency)
           (35,397)                 (41,663)

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

         9.     SUBSEQUENT EVENTS

                            On September 16, 2002,
                            the Shareholders and
                            Board of Directors of
                            the Company, acting by
                            written consent,
                            approved a one for 25
                            reverse stock split,
                            and increased the
                            authorized shares of
                            common stock of the
                            Company to 500 million
                            shares.  The split will
                            be effective on
                            September 30, 2002, at
                            the close of business.
                            The Shareholders also
                            authorized the Board to
                            change the name of the
                            Company to a name
                            determined  by the
                            Board of Directors.

                            In addition, the Board
                            approved a Settlement
                            Agreement with Albert
                            R. Timcke and Coastal
                            Investment Group, which
                            provides that in
                            exchange for the
                            issuance to Mr. Timcke
                            of 6,000,000 shares,
                            and the transfer to
                            Coastal Investment
                            Group of the assets and
                            business of KidsToys,
                            Mr. Timcke will waive
                            in excess of $30,000
                            owed to Mr. Timcke by
                            the Company, and both
                            Mr. Timcke and Coastal
                            will assume and pay all
                            of the liabilities of
                            the Company as of
                            September 20, 2002.
                            See Form 8-K filed on
                            the 16th day of
                            September, 2002.

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

        CERTIFICATIONS

        I, Albert R. Timcke, certify that: (1) I have reviewed this Quarterly Report on Form 10-QSB of Kidstoysplus.com, Inc.; (2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report; and (3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this Quarterly Report.

        Date: September 23, 2002


        /s/   Albert R. Timcke

        Albert R. Timcke, Chairman of the Board of
        Directors,
        President, Secretary   (principal executive officer and
        director, principal accounting officer)