Form 10-Q/A
period 2002-07-31
STEALTH MEDIALABS INC
filed 2002-10-07
CIK 1084551

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

                               14,310,884

                         KIDSTOYSPLUS.COM, INC.
                         For the Quarter Ended
                             July 31, 2002

                          INDEX TO FORM 10-QSB

  PART I  -  FINANCIAL INFORMATION

  Item 1.        Financial Statements

          Balance Sheets:
          -   January 31, 2002 and July 31, 2002

          Statements for Operations:
                 -   For the Three Month and Six Month Periods
                 Ended July 31, 2002 and
                              2001

          Statements of Cash Flow:
          -   For the Three Month and Six Month Periods Ended July
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


                        STATEMENTS OF CASH FLOWS


                                  Six Month         Six Month

                               Period Ended     Period Ended

                               July 31, 2002     July 31, 2001

  CASH FLOWS FROM
  OPERATING ACTIVITIES

     Loss for the period
                    $ (78,378)           $ (104,656)
     Items not affecting cash:
        Depreciation
                             5,068                     4,604
        Accrued consulting fees to related party
            22,370                       -

     Changes in other operating assets and liabilities:
        Decrease in receivables
                       1,174                     9,069
        (Increase) decrease in inventory
                   5,861                  (17,030)
        Increase in prepaid expenses and deposits
              -                          (3,109)
        Increase (decrease) in accounts payable
           and accrued liabilities
                      (17,954)                  32,648
     Net cash used in operating activities
              (61,859)                 (78,474)

  CASH FLOWS FROM INVESTING ACTIVITIES
     Capital assets acquired, net
                        (168)                  (5,684)

     Due from related parties
                         -                            (515)

     Net cash used in investing activities
                 (168)                    (6,199)

  CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued for cash
              45,000                   60,000
     Due to related party
                       12,792                       -

     Net cash provided by financing activities
          57,792                    60,000

  Decrease in cash during the period
              (4,235)                 (24,673)

  Cash, beginning of period
                    1,919                    24,451

  Cash (cheques issued in excess of deposits),
     end of period
                           (2,316)                      (222)

  Cash paid during the period of interest
         $       -                 $         -

  Cash paid during the period for income taxes
   $       -                 $         -

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

         During the six month period ended July 31, 2002, an amount due from a director, being the President of the Company, of $32,744 (Note 3) was used to settle an equal amount due to the President.

  5.     COMMON STOCK

         On March 14, 2002, March 21, 2002 and April 9, 2002, the Company issued a total of 72,000 units at $0.025 per unit for cash proceeds of $10,000, $25,000 and $10,000, respectively. Each unit consists of one share common stock and one share purchase warrant entitling the holder to acquire one additional share of common stock at a price of $0.04 per share for a period of one year.

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

        8.   PROPOSED TRANSACTION

             The Company entered into an agreement dated
             March 1, 2002 and amended March 19, 2002 with Lion Equity ("Lion") whereby Lion has agreed to purchase 222,816 shares of common stock of the Company currently held by the President for consideration of $110,000 cash and $50,000 in securities of the Company (the "Lion Acquisition"). The Lion Acquisition expired during the six month period ended July 31, 2002, due to Lion's failure to complete the obligations set forth therein.

              In conjunction with this agreement, the
              Company issued 72,000 units at $0.025 per unit for cash proceeds of $45,000 (Note 5) to a company known as Ladi Corp.

         9.     SUBSEQUENT EVENTS

                            On September 16, 2002,
                            the Shareholders and
                            Board of Directors of
                            the Company, acting by
                            written consent,
                            approved a one for 25
                            reverse stock split,
                            and increased the
                            authorized shares of
                            common stock of the
                            Company to 500,000,000.
                             The split will be
                            effective on September
                            30, 2002, at the close
                            of business.  The
                            Shareholders also
                            authorized the Board of
                            Directors to change the
                            name of the Company
                            which is yet to be
                            determined.

                            In addition, the Board
                            of Directors approved a
                            Settlement Agreement
                            with the President of
                            the Company and Coastal
                            Investment Group
                            ("Coastal"), a company
                            controlled by the
                            President, which
                            provides that in
                            exchange for the
                            issuance to the
                            President of 240,000
                            (6,000,000 pre-stock
                            split) shares and the
                            transfer to Coastal of
                            the assets and business
                            of the Company, the
                            President will waive in
                            excess of $30,000 owed
                            to himself by the
                            Company, and both the
                            President and Coastal
                            will assume and pay all
                            of the liabilities of
                            the Company as of
                            September 20, 2002.

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

        Expenses. During our fiscal quarter ended July 31, 2002, we incurred total expenses of $47,689 related primarily to: (i) continuous update of the website,
        (ii) select inventory restocking costs; and (iii) general overhead and administrative expenses. Total expenses declined by $20,465 (a 32.96% decline) from $68,154 during the three-month period ended July 31, 2001, to $47,689 during the same period in 2002.

        During the fiscal quarter ended July 31, 2002, we paid consulting fees in the amount of $15,000, which included fees paid to Albert R. Timcke, our President. We paid legal and accounting fees of $13,972 ($6,191 - 2001) during the fiscal quarter ending July 31, 2002, related to the preparation of our filings with the Securities and Exchange Commission, year end audit and other legal and accounting matters. During the fiscal quarter ended July 31, 2002, we also incurred other expenses including: travel and automotive expenses of $804 ($1,302 - 2001), telephone and utilities expenses of $2,401 ($2,672 - 2001), rent expenses of $1,681
        ($7,555 - 2001), entertainment and promotion expenses of $469 ($912 - 2001), salaries and wages of $3,024 ($7,516 - 2001), web design and maintenance expenses of $735 ($2,107 - 2001), marketing and advertising expenses of $717 ($1,777 -
        2001), office and administrative expenses of $5,702 ($16,236 - 2001), transfer agent and filing fees of $646 ($7 - 2001) and depreciation expenses of $2,538 ($2,358 - 2001). As we have significantly reduced our operating and administrative expenses, we believe that our operating expenses will remain approximately the same during the third quarter ending October 31, 2002. Operating expenses may increase during the third and fourth fiscal quarters if we are able to obtain additional financing to procure additional inventory and increase our marketing efforts.

        Net Loss. We had a loss of $42,859 or $0.01 per share for the fiscal period ended July 31, 2002, compared to a loss of $55,636 or $0.01 per share for
        the quarter ended July 31, 2001.   We anticipate
        that we will continue to incur losses at approximately the same levels of the losses incurred during the quarter ended July 31, 2002, throughout the rest of fiscal 2002.

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

        As of July 31, 2002, we had a working capital deficit of ($37,397). We have raised $45,000 in a private placement (during the first fiscal quarter ended April 30, 2002) as part of the proposed acquisition of the shares of common stock held by Albert R. Timcke by Lion Equity. See "Other Information - Changes in Control". We do not currently have sufficient working capital to fund our plan of operation, and are attempting to raise additional capital. Our ability to continue to run our current Internet website and retail operations as a going concern will depend on our ability to obtain future financing in the second half of fiscal 2003.

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

        LIQUIDITY AND CAPITAL RESOURCES

        As of July 31, 2002, we had a working capital of ($37,397). We had receivables of $5,390, prepaid expenses and deposits in the amount of $3,953, and inventory of $50,517. We have accounts payable and accrued liabilities in the amount of $65,444, and an amount due to a related party of $29,497. We will be required to raise at least $70,000 during our third quarter ending October 31, 2002, to meet our working capital requirements through October 31, 2002.

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

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)     Exhibits


                                      INDEX TO EXHIBITS

        Exhibit Number

                       Description

        Exhibit 3.1(1)        Articles of Incorporation of
                              Kidstoysplus.com, Inc., filed
                              on February 4, 1999.

        Exhibit 3.2(1)        Bylaws of Kidstoysplus.com, Inc.

        Exhibit 10.1(1)       Independent Contractor
                              Agreement by and between Rick
                              Timcke, Kidstoysplus.com,
                              Inc., and Trish Reader,
                              Reticular Consulting, dated
                              June 9, 1999, related to web
                              site development.

        Exhibit 10.2(1)       Consulting Agreement by and
                              between Kidstoysplus.com,
                              Inc., and Albert R. Timcke,
                              dated May 1, 1999.

        Exhibit 10.3(1)       Consulting Agreement by and
                              between Kidstoysplus.com,
                              Inc., and Brian C. Doutaz,
                              dated May 1, 1999.

        Exhibit 10.4(1)       Consulting Agreement by and
                              between Kidstoysplus.com,
                              Inc., and Gerald Wayne
                              Williams, dated May 1, 1999.

        Exhibit 10.5(1)       Form of Indemnification
                              Agreement by and between
                              Kidstoysplus.com, Inc., and
                              certain officers and directors
                              of Kidstoysplus.com, Inc.

        Exhibit 10.6(1)       Form of Founder Subscription
                              Agreement, dated March 9, 1999.

        Exhibit 10.7(1) Form of Private Placement Subscription Agreement by and between Kidstoysplus.com,
                              Inc., and various subscribers.

        Exhibit 10.8(1)       Kidstoysplus.com, Inc., 1999
                              Stock Option Plan.

        Exhibit 10.9(2)       Commercial Lease dated
                              September 1, 1999, by and
                              between Mr. Rick Timcke D.B.A.
                              Kidstoysplus.com and Mr. W.
                              Rautenberg.

        Exhibit 10.10(2)      Lease Agreement effective
                              September 1, 1999, by and
                              between Kidstoysplus.com,
                              Inc., and S.G. Mechanical
                              Installations Inc.

        Exhibit 10.11(2)      Form of pooling agreement by
                              and among Kidstoysplus.com,
                              Inc., certain Kidstoysplus.com
                              shareholders and Albert R.
                              Timcke, effective April 6, 1999.

        Exhibit 10.12(2)      Agreement for the Purchase of
                              Common Stock dated March 1,
                              2002, by and between
                              Kidstoysplus.com, Inc., Albert
                              R. Timcke and Lion Equity.

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