Form 10KSB
period 2002-10-31
STEALTH MEDIALABS INC
filed 2003-03-07
CIK 1084551

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-26439

STEALTH MEDIALABS, INC.
(Exact name of small business issuer in its charter)

                                                              NEVADA                                                                                              98-0203927
                                                 (State of incorporation)                                                                (I.R.S. Employer Identification No.)

11475 Commercial Drive, Suite 11, Richmond, Il                      60071
(Address of principal executive offices)                      (Zip Code)

Issuer’s telephone number: (847) 356-0799

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, 0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer’s revenues for most recent fiscal year: $11,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price as of February 28, 2003 being $1.50 per share: approximately $10,218,932.

The number of shares of common stock of the Registrant outstanding on February 28, 2003 was 21,602,184

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                                                                                               TABLE OF CONTENTS

                                                                                          Page

PART I

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters ................    18

Item 6.       Management’s Discussion and Analysis of Financial Condition
              and Results of Operations ...............................................    23

Item 7.       Financial Statements ....................................................    27

Item 8.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ..................................    28

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;

ii

NOTE REGARDING FORWARD LOOKING STATEMENTS

         Except for statements of historical facts, certain information contained herein constitutes “forward-looking statements,” including without limitation statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, as well as all forecasts of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following:

o    the Company’s lack of an operating history;
o   the Company’s lack of significant revenues and unpredictability of future revenues;
o   the rate of technological change within the industry;
o   the Company’s future capital requirements to meet its ongoing capital requirements and to continue as a going concern;
o   intense competition from established competitors with greater resources;
o   reliance on third-party developed systems and system development risks;
o   the risks of system failure;
o   the Company’s dependence on the continued growth of online commerce;
o   the uncertainty of participating in developing a market;
o   the risks associated with rapidly changing technology;
o   risks associated with online commerce security;
o   the risks associated with governmental regulations and legal uncertainties; and
o   the other risks and uncertainties described under “Description of Business — Risk Factors” in this Form 10-KSB.

         The Company does not intend to update forward looking statements contained in this report. Investors are cautioned against placing undue reliance on forward looking statements. We urge you to review and consider the above uncertainties and the risk factors, and those identified from time to time in our reports and filings with the SEC, for information above the risks and uncertainties that may affect our future results.

iii

PART I

Item 1. Description of Business

History of the Registrant

         Stealth MediaLabs, Inc was organized and incorporated under the laws of the state of Nevada on February 4, 1999 as Kidstoysplus.com, Inc.(” Kidstoysplus”). Kidstoysplus operated an online retail business until September 2002. BitzMart, Inc. (“BitzMart”) was incorporated in Colorado on October 31, 2000. Subsequent to its incorporation, BitzMart raised capital and commenced development of its digital media property distribution software. On October 30, 2002, a reverse merger transaction was completed under which all outstanding stock of BitzMart was acquired by Kidstoysplus and the name of our corporation was changed to Stealth MediaLabs, Inc. Prior to completion of the transaction the assets and retail business of the Company had been conveyed to its majority stockholder. Certain directors and officers of BitzMart became the directors and officers of Stealth MediaLabs at the time of the transaction. The transaction is considered to be a recapitalization of BitzMart for financial reporting purposes. On October 31, 2002, we changed our fiscal year end from January 31 to October 31. Descriptions of our business and affairs and our financial statements in this report reflect those of BitzMart, and all references to our common stock have been adjusted to show the effect of the acquisition. Stealth MediaLabs, Inc. has principal offices at 11475 Commercial Drive, Suite 11, Richmond, Illinois 60071. The Company’s website is www.stealthmedialabs.com.

General Overview

         Stealth MediaLabs has two lines of business. Our primary business first involves a proprietary suite of patent-applied for software and related technology and services, known as the StealthChannel™.

         Our second line of business, named RollingDream™, deploys our specialized software and hardware technology to permit practical, economically-priced reception of satellite broadcast television and other broadband services installed in consumer automobiles. We intend to purchase used high quality SUV vehicles, retrofit them with appropriate hardware and software and resell the vehicles. RollingDream, Inc. was incorporated in Illinois as a wholly-owned subsidiary during February 2003.

StealthChannel™ Overview

         A problem for commercial media distribution is that rightful owners lose control of future uses of their creative properties when the movies, music, TV shows, games, etc. are sold to consumers in digital format. The StealthChannel technology offers media developers and producers a wide range of tools to maintain connection with their creative properties. The connection can be used both to control unauthorized uses and for communications to each user of every digital copy of a property. We do not believe that individualized control of digital multimedia objects has been possible with other technologies.

         Our StealthChannel technology is a unique, proprietary technology for embedding a large, unprecedented volume1 of hidden binary data (or “metadata”) within certain types of analogue and digital audio signals. This ability to embed covert, or hidden, data within audio signals, in large part without regard to wherever such signals may go, is believed by us to have significant commercial value in digital rights management, in military intelligence, in defense applications, and in a wide range of other commercial uses. The StealthChannel technology may also be applied to substantially increase the value to consumers of music, movies, radio and TV broadcasts and other forms of audio-containing media content.

         The confusing term “content” refers to the subject matter of particular intellectual pieces. For example a TV show is a single piece of content; a music track or album of music tracks are considered pieces of content; and a movie is likewise “content.”

         The StealthChannel technology permits hidden data to be embedded within audio signals through a process commonly referred to as “encoding.” The hidden data can be extracted and viewed or listened to using the StealthChannel “decoder.” We believe that once we have established high volume distribution of our decoder, demand for StealthChannel encoding services will increase as the installed base of decoder-enabled hardware and software devices grows. We are pursuing alliances with major-brand technology vendors to widely distribute StealthChannel decoders via entertainment-playing hardware and software devices in general; and within PC operating systems in particular. Accordingly, we are pursuing mass distribution of StealthChannel decoders in hardware and software media players such as Microsoft Windows™ Media Player, Real Media Player and hardware devices such as Apple’s iPod™ Media Player, and music-playing wireless phones, for example.

         We are seeking to establish reseller relationships with some kinds of technical service companies which act as suppliers to large, and dominant media companies. If we are able to establish these relationships, we would earn revenue by licensing the StealthChannel technology and by providing encoding services related to is its use for anti-piracy, security, and ecommerce revenue generation.

         We see a principal additive economic value of the StealthChannel in its use to cross-sell secondary licensed products and services from within the primary products. For example, in an album of a popular vocalist, marketing information to sell the artist’s T-shirts, calendars, coffee table books and other related products can be embedded using the StealthChannel technology. This marketing information is inaudible when playing the music and yet when decoded is presented to the primary consumer who already has an interest in that particular artist. This direct marketing is extremely low cost and very focused. Similarly, the StealthChannel-encoded media can readily assist back-catalog sales of music, movies, TV shows and other media content. For example, many large media companies own archived properties with high value and interest, yet re-marketing the properties to consumers might be prohibitive. For example, a 1989 Madonna album might be of great interest to fans of Madonna yet it is probably unavailable from the original producer. The StealthChannel would enable a record publisher or produce to embed ecommerce offers for back-catalog content in newly released or promoted products and thereby leverage a current campaign for the artist’s newest releases to sell archived properties with very low marketing expense. Again, once a sufficient volume of StealthChannel decoder software is in place in audio-playing devices, these types of commercializations of our technology will increase.

_________________

1 We believe that the volume of data per second with StealthChannel, or “bandwidth,” at a nominal 20 kilobites per second exceeds the nearest competing technologies by a multiplication factor of at least 10 times.

         Finally, we envision that some DVD and other digital movie releases to consumers could include StealthChannel embedded video games, related to the subject of the movie, for instance. The movie purchaser could for a small additional fee, download from the video producer the required decoder “key” to permit the embedded video game to be available to the user, thus increasing revenue for the video game with limited market costs and enabling the consumer to have access to products in which he may have a greater interest.

         We also intend to generate revenue by selling or licensing StealthChannel encoding services and related programming to media producers. Applications of our technology which we believe would increase profitability for customers include broadcast auditing, embedding of licensed merchandise promotions in streaming movie, music and sports clips, anti-piracy techniques in theatrical movie distribution, such as DVDs and videos, permanent serialization and identification of authorized users of distributed, digitized audio and audio/video files, highly enriched digital rights control and management, digital broadcasting of information over analogue networks, interactive marketing of additional products by the media producer and similar uses.

How StealthChannel Works

         Our industry refers to the fundamental pieces of software code that make up core technology collectively as an “engine”. Much as an automobile “engine” is not useful until it is surrounded by application engineering – i.e. the transmission, body, steering wheel etc., which build around an engine to make it into a car – our StealthChannel “engine” is not useful until we wrap commercially desirable applications around it. In a similar example, a magnetic recording head is not useful until it is built into a cassette recorder, hard disk drive or into the device that embeds your name and credit card number into the brown stripe on the back of your credit card.

         The StealthChannel is our proprietary multimedia “metadata” pipeline – a means to insert additional data into and through audio-conducting electronic and computing devices. Our software embeds a hidden, indelible, highly compressed data sub-carrier within analog or digital audio streams. This data stream emerges from the proprietary and patent applied-for StealthChannel software engine at a nominal rate of 20 kilobits per second. Any kind of binary data, ranging from small amounts of text to fully executable application software program may be encoded. Our proprietary software algorithm makes use of a psycho-acoustic property of human hearing to render inaudible data modulation into any media which includes audio modulation. Until the StealthChannel technology was developed, no person or research team known by us had managed to teach or execute this sort of technique with adequate computational efficiency, inaudibility and practicality. While other metadata and watermarking software applications have been developed, we believe that no competing technology stands up to the three critical qualities offered by the StealthChannel:

o

Once the data is encoded, it indelibly “sticks” to audio and audio/video signals whether in the digital or analog- domain with extraordinary resistance to filtering; and if a user converts a digital format which includes embedded information, to an analog format, or vice versa, the StealthChannel information is still present and fully operable when decoded with the StealthChannel decoder technology, with an extraordinarily high resistance to filtering

o	Compresses embedded data to minimize expansion of principal file size.

o	Nearly unlimited data capacity, limited only by streaming time (the time the audio media plays).

         The StealthChannel also is effective as a new form of data compression, suitable for multimedia delivery applications where additional bandwidth conservation is required and/or desirable, as in wireless and portable devices.

         Following the original provisional patent application filed by the licensors in June 2000, a full international-qualifying application was filed with the United States Patent Office during the third quarter of 2001. While issuance of a final patent cannot be guaranteed, the patent application was produced after an exhaustive year-long professional search of “prior art.” The patent process is approximately 50% completed as of the date of this Report. In addition, a subsequent, supplementary provisional patent application has been filed for deploying the StealthChannel in wireless applications.

StealthChannel Development Plan

         There are two fundamental directions that we may take to commercialize our StealthChannel technology. Our choice is dependent upon the availability of capital resources and outside financing.

         Without additional capital, our most likely path will be to out-license the right to use the StealthChannel encoder and decoder technology to other audio engineering and related software companies with sufficient financial and human resources to develop full commercial execution. We may enter into acceptable licensing arrangements with several such entities and have commenced discussions with a few. While this might present a means to limit our capital requirements and achieve revenue growth over time, we would obviously not control the development nor maximize the potential return which we believe is available.

         If we succeed in attracting adequate additional capital resources or other financing, we believe that the opportunity exists to commercialize the technology into many new products and electronic services in diverse industries. For example, with the assistance of the offices of both U.S. Senators from Florida, we have presented a number of concepts for national defense applications of the covert embedded information transmission capabilities of StealthChannel to senior officials of the U.S. Department of Defense, National Security Agency and Central Intelligence Agency. These approaches were well received and we have been encouraged to pursue government contracts for development of devices and techniques enabled by the StealthChannel technology.

         We have demonstrated unique application concepts of the StealthChannel to a well-known brand manufacturer of electronic devices. In one example, in certain digital music player devices, the StealthChannel could be utilized to enable display of scrolling text lyrics on the LCD display panel of the device, with near-zero additional costs of manufacturing the player or the media played. Obviously, other product marketing or visual data of encoded data could be displayed on such a device. For another example, incorporating StealthChannel encoding into FM radio broadcasting would enable voluminous display of text on automobile radio panels – permitting storage and read-back of entire news stories after conclusion of voiced broadcasts.

         The following is a list of potential applications which we believe exist for our StealthChannel engine, together with our estimate of likely additional development costs required to complete application engineering for the uses shown. As of the present we have not taken most of the steps which would be necessary to advance application engineering of the StealthChannel engine for these purposes.

Sampling of Potential Applications to Utilize the StealthChannel Engine

Application	Market	Estimated Remaining Development Cost	Benefits to Stealth MediaLabs
MUSIC & MOVIE CROSS-MERCHANDISING CHANNEL. Embedding a persistent auxiliary channel within music and movies to cross-merchandise ancillary and back-catalog products.	Diversified media companies, movie studios, record labels, of digitally recorded music and movie content. The Licensed Merchandise Market alone is a $22 billion industry worldwide in North America.	$250,000 to $500,000	We see a possibility of expanding the size of the Licensed Merchandise Market through application of our StealthChannel technology. We would seek a 5% to 7% revenue share.
  DIGITAL RIGHTS MANAGE-
  MENT.   Current music and movie copy prevention techniques do not survive transcoding or transfer between the digital and analog domains. Enhancing the present means used with StealthChannel encoding would overcome this deficiency.
	Diversified media companies, movie studios, record labels. We believe that more than 1 billion units per year are sold of CDs and DVDs.	$150,000 to $250,000	Royalties of approximately 1-2 cents per copy of every CD, DVD and download object sold with StealthChannel encoding.
  WIRELESS PHONE MARKETING CHANNEL. Emerging cell, PCS and other wireless devices are increasingly equipped with music playing capabilities. Embedding a StealthChannel decoder within wireless phone operating systems would enable direct delivery of a wide variety of ecommerce opportunities. For example, a game software company might contract with a music download company to test market a reduced-feature set game for free, embedded within music downloaded to cellphones. Hotel chains and restaurants might embed discount coupons within free pieces of downloaded music.
	Game software companies, retailers, entertainment, food, beverage and lodging vendors. Also cellphone manufacturers.	$700,000 to $800,000	We see sharing the revenue from products and services sold through cellphones via the StealthChannel, as the most logical revenue strategy.
AUTOMOBILE STEREO SYSTEM UPGRADES. Small LCD screens could display textual information transmitted by an FM radio station, such as lyrics, news briefs, weather, traffic, stock quotes, etc.	Auto manufacturers; manufacturers of sound systems for autos.	$200,000 to $300,000	Royalties on encoder-enabled services sold.

Application	Market	Estimated Remaining Development Cost	Benefits to Stealth MediaLabs
  VIDEO GAME FORCE-FEEDBACK HAND CONTROLLER CHANNEL. The StealthChannel would enable delivery of a stream of data to videogame hand controllers, which could enhance the game for the user in certain ways, including induction of intricate responsive mechanical movements, or "force-feedback" into controller mechanisms.
	Joystick manufacturers; video game software makers. The video game industry has surpassed the movie industry in gross revenue.	$150,000 to $250,000	Royalties on encoder-enabled services sold.
  "COUPONING" TV SET. A television receiver set, DSB satellite receiver or set-top box with parallel data output, for connection to an inexpensive thermal printer - for outputting retailer discount coupons or other marketing promotions as transmitted within TV commercials.
	Manufacturers of TV sets, satellite receivers and cable set-top boxes	$500,000 to $700,000	Royalties on encoder-enabled services sold.
APPLE iPOD w/MULTIMEDIA. Apple iPod music player, enabled with StealthChannel technology, could extract and display color graphics and song lyrics from downloaded media.	Apple Computer	$200,000	Royalties on encoder-enabled services sold.
  DIGITAL IDENTIFICATION OBJECT. The StealthChannel would permanently encode compressed serial number, name, address, email, etc. of consumers of downloaded audio or audio/video media. Unauthorized copying or transfer could be identified in the copied content.
	PressPlay, Movielink, Roxio’ New Napster	$50,000 to $100,000	1 to 3 cents royalty per downloaded object. We expect the market for paid, downloaded media objects to grow rapidly over the next several years, as broadband internet access.
  DEEPLY ENCRYPTED INSTANT MESSAGING SOFTWARE. Modified version of NetMeeting or similar software, possibly for restricted usage, capable of switching between encrypted and non-encrypted text, graphics and VOIP communications, utilizing the StealthChannel as a covert data subcarrier.
	Microsoft, AOL, other ISPs, government agencies	$150,000 to $250,000	One time paid-up license fees.

Application	Market	Estimated Remaining Development Cost	Benefits to Stealth MediaLabs
  VIDEO GAME CHARACTER ANIMATOR. Video game system programmed with sound containing embedded StealthChannel. The game audio is generated by speakers and the toy responds to inaudible command data. Embedded StealthChannel decoder in the toy interprets commands and controls servo movement.
	Microsoft, Sony, Nintendo video game distributors	$200,000 to $300,000	One time paid-up license fees.
SINGING TOY ANIMATOR. Inexpensively sends renewable music and movement commands to servo-controlled animated toy.	Toy manufacturers	$100,000	Negotiated royalties per unit sold.
NATIONAL DEFENSE AND INFORMATION SECURITY APPLICATIONS for the U.S. Government	U.S. Government	$750,000 to $1 million	Negotiated license and development fees.

Short Term Product Development Focus

         Due to our extremely limited capital resources it is not possible for us to pursue all of the available opportunities and markets for our technology at once. Given our anticipated financial resources that we expect will be available in 2003, we intend to focus on the first two applications described in the table above. As we achieve required capital resources or secure additional financing or enter into strategic alliances with others with an interest in any of the various applications, we will consider attempting to commercialize and actualize more of the above opportunities. We will also seek appropriate funding, perhaps if available from U.S. government sources under the SBIR and STTR programs2, to develop prototypes of the StealthChannel engine used for certain applications, including classified information security applications. We do not know whether the applicable governmental agencies will be willing to pursue this use of the StealthChannel technology. We have had a number of meetings with representatives of such agencies to present the potential StealthChannel applications.

Marketing Strategy

         Our strategy to commercialize our StealthChannel technology includes three basic elements:

         1. Widely mass distribute decoders.

         StealthChannel function requires that our specialized decoder software detects the presence of StealthChannel encoded files. For example, when a piece of music is played on a Windows-based PC, it is played most often using Microsoft Windows Media Player™, an integral part of Windows. StealthChannel encoding makes it possible to embed MTV-like graphics, scrolling text lyrics, and offers for the artist’s licensed clothing – within the song – without increasing the song’s file size or streaming time. However, extracting the StealthChannel signal requires that our decoder software be present and running in Windows.

_________________

2 http://www.acq.osd.mil/sadbu/sbir/>

         Our plan is to widely distribute our StealthChannel decoders with entertainment player makers in general, and specifically PC operating system vendors like Microsoft, Apple and Palm; TV set-top box makers like General Instrument and Motorola; and entertainment hardware makers like RCA/Thomson, Sony, Matsushita and others.

         An initial “critical mass” of high volume distribution is necessary to demonstrate a trend and achieve distribution among all types of player makers. We have been working on establishing such a critical mass of distribution; however severely limited access to capital has hampered our efforts.

         2. Market encoding services directly to movie studios, music labels, TV networks, and other media sellers.

         Piracy of intellectual property is one of the biggest concerns of media sellers. StealthChannel encoding may be applied to act as an “audit” trail for broadcast monitoring and anti-piracy purposes. With a StealthChannel decoder present in Windows Media Player, it becomes possible to enable and disable play of a given movie or piece of music, based upon authorization instructions pre-encoded into the media piece when purchased (online) or when physically reproduced, as on CDs and DVDs. It also becomes possible to use the music or movie itself to sell a rightful license, from the content owner to the consumer over the Web, through a call center, through the cable TV company, or other digital provider.

         It is our plan to initially market StealthChannel encoding to diversified media companies (such as, Sony Corporation, AOL Time Warner etc.), movie studios and music labels as an anti-piracy and security technique. We are convinced that StealthChannel’s security benefits are so valuable that our initial programming and encoding fees present a compelling cost/benefit picture for content owners. As StealthChannel’s data delivery capacities become clearer to clients, we plan to offer expanded services. We are seeking seller relationships with technical service companies already acting as major suppliers to large, dominant media companies.

         Certain companies like Technicolor division of Thomson multimedia for example, supply a wide range of technical services to the movie and music industries. StealthChannel encoding is clearly complementary to such services. We have also demonstrated StealthChannel to the most senior technical staff at the Motion Picture Association of America (MPAA). MPAA staffers have advised us to expect quality exposure to that industry through MPAA facilities.

         3. Pursue ancillary market opportunities.

         We have conceptualized a long list of possible ancillary applications for StealthChannel, summarized above, which represent revenue opportunities in a number of industries. Some of these opportunities are presently speculative, although with high potential financial upsides. Our plan is to offer prototypes and licenses for given fields of use, on a royalty basis, as opportunities present themselves.

Intellectual Property

         Our university-based research team has advanced a fundamental scientific discovery. The StealthChannel is not a “device” or “product” per se, as it is a fundamental underlying technology that we own, for the enablement of many devices, mostly yet to be developed.

         For example, The first magnetic recording device was demonstrated and patented by the Danish inventor Valdemar Poulsen in 1898. Poulsen made a magnetic recording of his voice on a length of piano wire. This discovery ultimately enabled the development of many watershed products including the technical breakthroughs in magnetic recording that took place during the century from Poulsen’s experiment to today’s ubiquitous audio, video, and data recording technologies: including tape recorders, video cassette recorders, and computer hard drives. We believe that the StealthChannel’s development presents a rational and reasonable potential to result in a long series of breakthrough products of similar economic significance.

         The StealthChannel technology is in development under license from the University of Miami College of Engineering. UTEK Corporation, a publicly owned business development company, AMEX trading symbol UTK, arranged for this university-to-business technology transfer in April 2001. We acquired UTEK’s subsidiary, which holds the license and is party to a research and development agreement with the University of Miami, later in the same month for shares of our common stock. UTEK later invested cash and consulting services in exchange for additional common stock, and now holds nearly 20% of our outstanding shares. We are obligated to pay royalties to the University of Miami equal to 3.5% of revenue we may receive from commercializing our own products which incorporate the StealthChannel technology and 50% of any amounts we receive if we should sublicense the right to use the technology to third parties. We are obligated to pay certain patent application expenses and minimum royalties of $15,000 in 2003, $20,000 in 2004 and $25,000 annually for each year thereafter until expiration of any patents which issue under the patent applications. The licensor can terminate our license agreement for the technology if we have not commercialized the technology or sublicensed a licensed product or use to another entity which has sales over $10.0 million by February 2004.

         Since we acquired the exclusive license to the technology in 2001, the research and development of the invention has been advanced by the University of Miami. Software developers and engineers engaged by us as consultants have begun the process of engineering the patent-pending technology into operating software encoders and decoders for various of the applications which we summarized above. We initially referred to the software as our Hercules technology and we now refer to the various potential uses of our software as the StealthChannel™.

         During the two fiscal years ended October 31, 2002, we had research and development expenses on the StealthChannel technology, which have been charged to expense as incurred, totaling approximately $363,000.

RollingDream Overview

         The Company has developed and test-marketed resale of several concept motor vehicles equipped with satellite TV and radio reception systems, laptop PCs with wireless Internet access, DVD, and Playstation2 entertainment systems. We purchase used SUV vehicles from nationally organized wholesale vehicle auctions, and install our specialized software with required hardware, modified by us as necessary. We utilize eBay Motors’ online trading platform for sales, marketing and ecommerce transaction facilitation. A Wall Street Journal report on February 7, 2003, indicated that more than $2 billion worth of automobile sales transactions were conducted using eBay Motors in 2002. Our website and the interconnected (“linked”) eBay facilities may all be accessed presently from www.rollingdream.com. Our first revenue was received in October 2002 when we sold our initial test vehicle for $11,000. We had a gross margin exceeding 25% in our initial test and the vehicle sold in less than a week. Several similar subsequent sales have been successfully consummated.

         Our financial strategy with respect to RollingDream is to utilize cash we expect to generate to lessen our dependence upon outside equity financing and to cover most or all of our overall fixed overhead operating expenses. If we are successful, cash generated by RollingDream will also be available for advancing development and commercialization of the StealthChannel technology.

         Given that recent model automobiles have long been accepted by financial institutions as collateral security for conventional asset-based financing, we expect to obtain conventional bank financing to develop and grow the RollingDream business by borrowing to purchase used automobile inventory and to outfit the vehicles. We believe that for every $100,000 of bank financing available to us for 12 continuous months for the purchase of inventory automobiles, we can generate as much as $285,000 in positive gross margin (before operating expenses) given the following assumptions.

Amount of wholesale inventory financing:	$100,000
Avg. cost per used vehicle acquired:	$ 8,000
Avg. gross profit per vehicle sold:	$ 2,000
Inventory turns per month:	1
Unit sales per month =	12.5
Unit sales/year per $100K financing:	150
Cash flow generated for every $100,000 in
financing over 12 months duration:	$300,000
Max annual rate of interest to lender:	15%
Annual financing cost:	$ 15,000
Internal annual gross cash flow before expenses on $100K
of wholesale inventory financing:	$285,000

         We intend to continue pursuing additional equity financing to fund continued development and commercialization of the StealthChannel technology. Our existing capital resources are insufficient to fully carry out our business plan for revenue development and make programming enhancements and modifications to the StealthChannel decoder applications required for compatibility with existing products such as Microsoft Windows Media Player™, Real Media Player, Apple iPod, etc. We can make no assurances that we will achieve necessary financing to continue implementation of our marketing and distribution plans for our decoder technology and our encoder services. As a result, we may postpone significant development of StealthChannel and rely on the RollingDream portion of our business until some time in the future when additional equity or other financing or internally generated cash makes further development feasible. We do, however, believe that if we obtain around $700,000 in additional equity or other similar financing during 2003, we will be able to maintain our business operations, complete required development of the StealthChannel technology for the two specific initial applications that we have identified, pursue marketing alliances and make meaningful inroads toward commercialization of our planned products. See Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

         Subsequent to October 31, 2002, we completed additional private placement equity transactions for the sale of additional shares of common stock to certain existing shareholders and raised $125,000 which we agreed to devote exclusively to completion of required filings under the Securities Act of 1934.

Employees

         As of October 31, 2002 and the date of this Report, there was one full-time employee. Howard Leventhal, the President, CEO and a Director of the Company, works full-time on strategic marketing alliances, finance activities, product development, and corporate management. Various individuals and organizations are engaged to provide marketing, programming, product development, legal, and accounting support on a contract basis as necessary. For other services we have relied and expect in the future to rely upon consultants and contractors to provide services or assistance as we seek to commercialize the StealthChannel technology.

Risk Factors Applicable to our Business

         Our business is subject to a number of risks that are generally associated with start-up companies in the development stage of their business. These risks could cause our actual results to differ materially from the results we expect and any forward-looking statement we make in this Report. Below is a description of some of the risks that we anticipate will be associated with our business and an investment in our company.

Available funds may not be adequate to support current and future financial requirements.

         We believe our available cash resources, combined with the net proceeds from the private equity placement subsequent to year-end, will be sufficient to last for at least the next four months. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our product offerings and competing market developments. Accordingly, we expect to require substantial additional financing no later than June, 2003. We will require the additional funding to support our future growth, to develop new or enhanced products, respond to competitive pressures, acquire complementary technologies and to take advantage of unanticipated opportunities.

         We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures would be significantly limited. Our rate of planned growth would likely be reduced as we would expand our operations and sales activities less aggressively. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders would be reduced and these securities may have rights, preferences or privileges senior to those of our current shareholders.

Burdensome costs of maintaining public status.

         Our costs required for financial auditing, legal services and SEC compliance procedures as a publicly owned firm are extraordinarily burdensome for an enterprise at this stage of development. Without an amount of new financing roughly equal to all of the financing raised to date, bearing these expenses and management burdens may lead us to liquidation.

We may be unable to establish our StealthChannel decoder in a large number of audio-playing devices.

         The StealthChannel decoders detect the StealthChannel’s proprietary embedded signal and implement the functionality in receiving devices. Accordingly, our ultimate commercial success depends upon our having the StealthChannel decoding software in a very large number of hardware playing devices. Our plan is to implement wide distribution of our StealthChannel decoder software to PC operating system vendors, entertainment hardware makers, online Internet service providers and others. Once a relatively large number of receiving and playing devices are equipped to decode the StealthChannel embedded information, then media distributors will be more incented to utilize our services and StealthChannel technology in their digital products. If we are unsuccessful, potential users of our StealthChannel encoding technology and services will be less likely to use the StealthChannel.

Our short operating history makes our business difficult to evaluate.

         Our limited operating history makes evaluating our business operations and our prospects difficult. We anticipate making significant investments in product development, sales and marketing programs and personnel. We believe that we may experience net losses on a quarterly and annual basis for the foreseeable future. We may also use significant amounts of cash and/or equity to acquire complementary businesses, products, services or technologies.

If we cannot compete effectively, we will lose business.

         Our market is positioned to become intensely competitive. There are technological and marketing barriers to entry, but we cannot guarantee that the barriers we are capable of producing will be sufficient to defend the market share we wish to gain against future competitors. The principal competitive factors in this market include:

o   Ongoing development of enhanced technical features and benefits;
o   Price of digitally delivered goods;
o   The ability to maintain and expand distribution channels;
o   Brand name;
o   The ability to deliver our products to our customers when requested;
o   The timing of introductions of new products and services; and
o   Financial resources.

We may not be able to compete.

         We cannot give you any assurance that we will have the resources or expertise to compete successfully in the future. Some of our current and potential competitors who offer security and anti-theft protection for some digital products in the market include:

o Sunncomm (http://www.sunncomm.com) o Gracenote (http://www.gracenote.com) o Verance (http://www.verance.com) o Digimarc (http://www.digimarc.com) o Macrovision (http://www.macrovision.com)

         All of these firms may be potential partners as well, and we have been involved at some level of joint business discussion with some of them.

         Some of our competitors have substantially greater resources, more customers, longer operating histories, greater name recognition and more established relationships in the industry. As a result, these competitors may be able to develop and expand their infrastructures and product offerings more quickly, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies. In addition, these competitors have entered and will likely continue to enter into business relationships to provide additional products competitive to those we provide or plan to provide.

The complex nature of our products increases the likelihood that our products will contain defects.

         Complex products, such as those we offer, frequently contain defects when first introduced into the market and as new versions are released. Delivery of software with production defects or reliability or quality problems could significantly delay or hinder market acceptance of our products, which in turn could damage our reputation and adversely affect our ability to retain our existing customers and to attract new customers. Correcting these production problems may require us to expend significant amounts of capital and other resources. We cannot give you any guarantee that despite our testing of these products errors or defects will not be found in new products after commencement of commercial production. If there are product errors or defects, this will result in additional development costs, loss of or delays in market acceptance of our products, diversion of technical and other resources from our other development efforts, increased product repair or replacement costs, or the loss of credibility with our current and prospective customers.

We might not be successful in our attempts to keep up with rapid technological change and evolving industry standards.

         The emergence of new industry standards could render our products unmarketable or obsolete and require us to incur substantial unanticipated costs to comply with such new standards. For example the software industry has attempted to establish a set of widely accepted practices and technologies for prevention of music piracy, known as the Secure Digital Music Initiative, or SDMI. A considerable amount of money and resources were invested in SDMI, now considered largely to be a failure.

         Our ability to adapt to similar false starts, changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and our prospects for growth. We cannot give you any assurance that we will be able to anticipate the evolving standards in our industry, or that we will be able to successfully develop and introduce new products into such market. Our failure to anticipate technological change and introduce new products that achieve market acceptance could materially and adversely affect our business, financial condition and results of operations.

Our inability to successfully develop new products could hinder our ability to attract and retain customers.

         Our Company’s success will depend, in part, on our ability to develop new products and enhance our existing products for our market and to successfully introduce and promote such products. The development of these new products is highly technical and we may experience delays in completing their development and introduction. Successful product development and introduction depends on several factors, including, among other things:

o   Accurate prediction of market requirements and evolving standards;
o   Sufficiently prescient and intuitive new product definition;
o   Timely completion and introduction of new product designs;
o   Timely qualification and industry interoperability certification of our products; and
o   Market acceptance of our products.

         We cannot give you any assurance that we will be able to introduce new products in a timely and cost-effective manner or that such products will satisfy customer requirements or achieve market acceptance.

Government regulation and legal uncertainties may harm our business.

         Companies engaged in advanced technology product development in general and Internet-based sales in particular, have thus far enjoyed very limited or non-existent governmental regulation or interference, particularly with respect to sales tax collection. At some time in the future, it is quite likely that companies such as ours will be burdened by every state and country in which they do business to collect sales taxes and conform to as yet undreamt governmental regulations. The costs of complying with these burdens is as of yet unknown, and may adversely effect financial results.

Our future success depends on our key personnel.

         Our success depends in significant part upon the continued services of our key technical, sales and senior management personnel and consultants. If we lose the services of one or more of our key employees or are unable to attract additional qualified personnel, our business would be adversely affected. We do not carry key-person life insurance for any of our employees.

Protection of our patents, trademarks and proprietary rights is uncertain.

         We regard our copyrights, trademarks, trade secrets, patent applications and similar intellectual property as critical to our success. We intend to rely on trademark, copyright, patent and trade secret law, as well as confidentiality agreements with our employees, customers, partners and others to protect our proprietary rights. If we fail to receive appropriate confidentiality agreements from these persons we could lose some or all of our proprietary rights to certain of our technology and could otherwise be adversely affected. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which we intent to sell our products, particularly in Asia. Therefore, the steps we take to protect our proprietary rights may be inadequate.

Intellectual property claims against us can be costly and result in the loss of significant rights.

         Other parties may assert infringement or unfair competition claims against us. We cannot predict whether third parties will assert claims of infringement against us, or whether any past or future assertion or prosecutions will adversely affect our business. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, or product development delays. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of product infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could adversely affect our business.

         We have applied to the U.S. Patent and Trademark Office for claims of patent on our developments with two patent applications in concert with the University of Miami. Our success depends on securing this patent protection and obtaining future patent protection for new products, defending patents once obtained, preserving our trade secrets and operating without infringing upon patents and proprietary rights held by third-parties, both in the United States and in foreign countries. We cannot be certain that any patents issued to or licensed by us will not be challenged, invalidated, infringed or circumvented or that the rights granted there under will provide competitive advantages for our business or products. We may be subject to further risks as we expand our operations in countries where intellectual property laws are not well developed or are difficult to enforce. Legal protection of our proprietary rights may be ineffective in those countries. In such event, our business, results of operations and financial condition may be harmed.

         In addition, publication of our patent applications and subsequent issuance, if any, presents a risk of intellectual property theft that might not be present in the absence of such publication. The mere presence of patent prosecution mechanisms does not prevent infringement. It is only through the successful application of lawsuits and other legal procedures, which can be uncertain and prohibitively expensive, that damages from the theft of patented teachings can be recovered.

Our executive officers, directors and major shareholders control a majority of our capital stock.

         Executive officers, directors and holders of 10 percent or more of our common stock in the aggregate, beneficially own approximately 68% of our outstanding capital stock. These shareholders would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of significant corporate transactions. This concentration in ownership may make some transactions more difficult or impossible to complete without the support of these stockholders.

We do not intend to pay dividends.

         We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and therefore, do not expect to pay any dividends in the foreseeable future.

There is a limited public market for our securities, most of the securities have not yet been registered, and there is limited transferability of our shares.

         The shares issued under private equity offerings were offered and sold pursuant to one or more exemptions from the registration requirements of the 1933 Act, and without qualification or registration under the securities laws of the various states. Consequently, holders may not sell, transfer or hypothecate the shares hereunder without registration under the 1933 Act and applicable state laws or without an exemption from such registration or qualification. The share certificates will bear a legend restricting their transfer. In addition, a limited public market currently exists for our securities and there is no certainty that public market liquidity will improve in the future, nor can we give any assurance that any public offering we might undertake in the future will be successful.

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

         We have reserved up to an additional 3,000,000 shares of common stock for issuance upon exercise of options or direct grants of stock under a our 2002 Consultant Compensation Plan. We have granted 684,000 shares and an option to purchase up to an additional 325,000 shares to a consultant under this plan..

         As of October 31, 2002, we have outstanding warrants to purchase up to 5,617,581 shares of our common stock at exercise prices ranging from $0.35 to $0.56 per share. Since October 31, 2002, we have issued warrants to purchase up to 450,000 shares of our common stock at $0.50 per share.

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

         Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on NASD brokers-dealers who make a market in “a penny stock.” A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are quoted on the OTCBB. The closing price of our shares on February 28, 2003 was $1.75. NASD broker-dealers who act as market makers for our shares generally facilitate purchases and sales of our shares. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the Shares and impede the sale of our shares in the secondary market.

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

Item 2. Description of Property

         Our principal office is located at 11475 Commercial Ave., Suite 11, Richmond, Illinois 60071, as of January 27, 2003. We are leasing approximately 2550 square feet on a 3 year lease for $1243 per month in Richmond. We also share facilities in the Loop area of downtown Chicago with Windy City Software, a separate, unrelated entity owned by our director Anan Yaagoub.

Item 3. Legal Proceedings

         In May 2002, an action designated as Gene Schenberg vs. BitzMart, Inc., was commenced in the district court for the city and county of St. Louis, Missouri, alleging that Mr. Schenberg, a former employee of BitzMart, was owed unpaid compensation for services in the amount of approximately $65,000. We have asserted that all claimed compensation was unearned incentive compensation and that no amount is due the plaintiff. In addition, BitzMart asserted a counterclaim for other compensatory damages. A trial has been set for June 2003. No other litigation is pending or threatened, to our knowledge.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted during the fourth quarter of our fiscal year to a vote of our security holders through the solicitation of proxies or otherwise. However, prior to the completion of the reverse merger transaction, BitzMart held a special meeting of its shareholders for the purpose of ratifying and approving the Share Exchange Agreement pursuant to which we acquired all outstanding shares of BitzMart in exchange for our common stock. The BitzMart shareholder meeting was held September 3, 2002. At the meeting, shareholders holding at least a majority of the outstanding voting common stock of BitzMart were represented and voted to ratify and approve the Share Exchange Agreement. No votes were cast against, withheld or dissented to the transaction.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         The Articles of Incorporation of Stealth MediaLabs authorize issuance of up to 50,000,000 shares of common stock, $0.001 par value. As of February 28, 2003, the Company had 21,602,184 shares issued and outstanding which were held by approximately 138 stockholders of record.

         Our common stock is listed on the NASDAQ OTCBB under the symbol “SMLA.” Until November 2003, our shares were listed under the symbol “KTYP.” The OTCBB constitutes a limited and sporadic trading market and does not constitute an “established trading market.” An established public trading market for our securities does not exist. The range of reported high and reported low bid prices per share for our common stock for each fiscal quarter during the last nine quarters, ending January 2003, as reported by the OTCBB is set forth below. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.

Quarterly Common Stock Price Ranges(1)

	High		Low
Quarter Ended:
January 31, 2001	$ 57	.50$	7.75
April 30, 2001	22.50		13.00
July 31, 2001	42.50		13.00
October 31, 2001	50.00		12.50
Quarter Ended:
January 31, 2002	26.25		5.00
April 30, 2002	7.50		4.00
July 31, 2002	6.25		1.75
October 31, 2002	4.50		1.10
January 31, 2003	1.75		1.75

________________

(1)	These prices have been adjusted to reflect reverse stock splits which totaled 25 shares-into-one, effected before the acquisition transaction with BitzMart was completed.

The reported bid price of our common stock on the OTCBB was $1.50 on February 24, 2003. The over-the-counter market quotations set forth above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

2002 Consultant Compensation Plan

         The Company recently adopted and approved its 2002 Consultant Compensation Plan (the “Plan”) which provides for the issuance of up to 3,000,000 shares of its Common Stock to consultants for services to the Company. Directors, officers and employees of the Company are not eligible to participate in the Plan. The Plan is administered by a committee comprised of Howard Leventhal, Chief Executive Officer of the Company.

Securities Authorized for Issuance Under Equity Compensation Plan

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of Outstanding options, warrants and rights (b)	Number of securities Remaining available For future issuance Under equity Compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation
plans approved by
security holders	None	None	None
Equity compensation
Plans not approved by
Security holders	325,000(1)	$ 0.35	1,991,000

Total	325,000	$ 0.35	1,991,000

_________________

(1)	Does not reflect issuance of 684,000 shares of common stock to a consultant under the Plan in October 2002.

Dividends

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

Options and Warrants

         As of October 31, 2002, the Company had outstanding warrants to purchase 5,617,181 shares of Common Stock at exercise prices ranging from $0.35 to 0.56 per shares, and no outstanding stock options. Subsequent to the fiscal year end, we issued 450,000 additional warrants, which may be exercised at $0.50 per share to purchase a like number of shares.

Registrar and Transfer Agent

The registrar and transfer agent of the Company is Signature Stock Transfer, Inc., 2301 Ohio Dr., Suite 100, Plano, TX 75093, phone 972-612-4120, fax 972-612-4122.

Recent Sales of Unregistered Securities

Common Stock

         In October 2000, BitzMart, Inc., which was acquired by the Company in October 2002, issued 9,633,900 shares of restricted common stock in connection with the formation of BitzMart, Inc. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities, and all holders acquired the securities for investment purposes and certificates representing the securities were marked with a restrictive legend.

         Between March and September 2001, BitzMart issued 1,084,039 shares of its common stock in a private placement at $0.46 per share to 15 purchasers, all of whom qualified as “Accredited Investors” as defined under Regulation D adopted by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company relied upon Rule 506 of Regulation D in issuing the securities, and all holders acquired the securities for investment purposes and certificates representing the securities were marked with a restrictive legend. Schneider Securities, Inc. acted as placement agent for BitzMart in connection with the offering and received cash commissions and expense allowances totaling approximately $54,500 and a placement agent warrant entitling it to purchase up to 89,916 shares of the Company’s common stock at an exercise price of $0.56 per share, expiring August 17, 2006.

         In April 2001, BitzMart issued 3,211,300 shares of its common stock to UTEK Corporation to acquire a corporation whose sole asset was a technology license. The value of the technology license was deemed to be $156,000. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities, and the holder acquired the securities for investment purposes and certificates representing the securities were marked with a restrictive legend.

         In May 2001, BitzMart issued 141,297 shares of its common stock as consideration for the acquisition of computer and technology equipment, which we valued at $66,000 based on amounts paid by third parties for the Company’s common stock at or about the time. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities, all holders acquired the securities for investment purposes and certificates representing the securities were marked with a restrictive legend.

         In September 2001, BitzMart issued 642,260 shares of its common stock in exchange for strategic consulting services provided by UTEK Corporation, valued at $300,000, determined based on amounts paid by third parties for the Company’s common stock at or about the time of the agreement. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities, and all holders acquired the securities for investment purposes and certificates representing the securities were marked with a restrictive legend.

         In November 2001, BitzMart issued 321,130 shares of its common stock in exchange for strategic consulting services provided by UTEK Corporation, valued at $150,000, determined based on amounts paid by third parties for the Company’s common stock at or about the time of the agreement. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities, and all holders acquired the securities for investment purposes and certificates representing the securities were marked with a restrictive legend.

         In November 2001, BitzMart issued 430,956 shares of its common stock for $201,300 to three Accredited Investors. BitzMart also issued an additional 592,565 shares of its common stock for $9,226 in cash to the same three investors upon exercise of warrants issued to the investors in connection with the offering. BitzMart relied on Regulation S and Rule 506 of Regulation D adopted by the Securities and Exchange Commission under the Securities Act of 1933, as amended, in issuing the securities, and all holders acquired the securities for investment purposes and certificates representing the securities were marked with a restrictive legend. Schneider Securities, Inc. acted as placement agent for BitzMart in connection with the offering and received cash commissions and expense allowances totaling approximately $39,000 and a placement agent warrant entitling it to purchase up to 43,096 units of the Company’s common stock at an exercise price of $0.56 per unit (each unit consisting of one share of common stock at and one warrant to purchase 1.375 additional shares at $0.16 each) which expire on or about November 30, 2006.

         On October 30, 2002, in connection with the Company’s acquisition of BitzMart, the Company issued 16,057,447 shares of its common stock to 29 persons and entities which were shareholders of BitzMart. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities, and all holders acquired the securities for investment purposes and certificates representing the securities were marked with a restrictive legend.

         On October 30, 2002, in connection with the Company’s acquisition of BitzMart, all the principal, along with accrued interest on convertible notes of BitzMart, totaling $330,250 were converted into 660,500 shares of the Company’s common stock to three Accredited Investors. The Company relied on Regulation S and Rule 506 of Regulation D adopted by the Securities and Exchange Commission under the Securities Act of 1933, as amended, in issuing the securities, and all holders acquired the securities for investment purposes and certificates representing the securities were marked with a restrictive legend. We had placement agent compensation paid to Continental Advisors S.R.L. totaling approximately $253,000 in connection with the placement of the notes and later conversion into our common stock.

         On October 30, 2002, in connection with the Company’s acquisition of BitzMart, the Company issued 400,000 shares of its common stock to one Accredited Investor upon exercise of warrants. The Company relied on Regulation S and Rule 506 of Regulation D adopted by the Securities and Exchange Commission under the Securities Act of 1933, as amended, in issuing the securities, and all holders acquired the securities for investment purposes and certificates representing the securities were marked with a restrictive legend. Continental Advisors S.R.L. acted as a placement agent in connection with placement and exercise of the warrant, for compensation paid in connection with placement of the convertible notes described above.

         In October 2002, the Company issued 184,615 shares of its common stock in connection with the acquisition of BitzMart for a subscription receivable of $200,000 to one investor affiliated with Continental Advisors S.R.L. In December 2002, the 184,615 shares were returned to the Company for cancellation and the subscription receivable was canceled, pursuant to a mutual release between Continental Advisors S.R.L and Stealth MediaLabs. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities, and all holders acquired the securities for investment purposes and certificates representing the securities were marked with a restrictive legend.

         On October 30, 2002, the Company issued 684,000 shares of its common stock in connection with the acquisition of BitzMart to two Accredited Investors affiliated with GCH Capital, a consultant to the Company, for services valued at $240,000. In addition, the Company also issued a warrant to purchase up to 325,000 shares of the Company’s common stock exercisable at $0.35 per share until July 1, 2004 as additional compensation. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities, and all holders acquired the securities for investment purposes and certificates representing the securities were marked with a restrictive legend.

         On October 30, 2002, the Company issued to six unrelated investors 3,118,750 shares of its common stock and warrants to purchase up to 3,000,000 additional shares of the Company’s common stock at an exercise price of $0.35 per share until October 1, 2007 for $31,187.50. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities, and all holders acquired the securities for investment purposes and certificates representing the securities were marked with a restrictive legend.

Other Warrants

         In November 2001, BitzMart issued a warrant to purchase up to 224,791 shares of the Company’s common stock at an exercise price of $0.56 per share exercisable until November 14, 2004, in payment of director fees. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities, and all holders acquired the securities for investment purposes and certificates representing the securities were marked with a restrictive legend.

         In June 2202, BitzMart issued a warrant to purchase up to 199,422 shares of the Company’s common stock at an exercise price of $0.56 per share exercisable until December 31, 2006, in payment for consulting services. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities, and all holders acquired the securities for investment purposes and certificates representing the securities were marked with a restrictive legend.

         In September 2002, the Company issued a warrant to purchase up to 256,904 shares of the Company’s common stock at an exercise price of $0.47 per share exercisable until December 3, 2007, to BitzMart’s President and CEO, who became the President of the Company, as compensation to the President for guaranteeing a $40,000 loan made to the Company. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities, and all holders acquired the securities for investment purposes and certificates representing the securities were marked with a restrictive legend.

         In September 2002, BitzMart issued a warrant to purchase up to 128,452 shares of common stock at an exercise price of $0.47 per share exercisable until September 3, 2007, in payment for consulting services. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities, and all holders acquired the securities for investment purposes and certificates representing the securities were marked with a restrictive legend.

         On December 12, 2002, the Company issued 250,000 shares of its common stock and warrants to purchase 300,000 shares at $0.50 per share at any time until December 31, 2005, to four Accredited Investors for $125,000. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities, and all holders acquired the securities for investment purposes and certificates representing the securities were marked with a restrictive legend.

         On December 20, 2002, the Company agreed to issue 350,000 shares of common stock and warrants to purchase in additional 150,000 shares at $0.50 per share at any time through December 31, 2005, to one Accredited Investor as compensation for consulting services. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities, and all holders acquired the securities for investment purposes and certificates representing the securities were marked with a restrictive legend.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis explains our results of operations for our last two fiscal years ending October 31, 2002, our financial condition and liquidity and our plan of operations for the next 12 months. You should review our discussion and analysis of financial condition and results of operation in conjunction with our financial statements and the related notes.

General Overview

         Stealth MediaLabs was organized and incorporated under the laws of Nevada on February 4, 1999 as Kidstoysplus.com, Inc. BitzMart, Inc. was incorporated in Colorado on October 31, 2000. On October 30, 2002, an acquisition transaction was completed in which we acquired all outstanding stock of BitzMart in exchange for an amount of our common stock equal to approximately 88% of our issued and outstanding shares following the transaction. Our corporate name was changed to Stealth MediaLabs and BitzMart’s officers and certain of its directors became our officers and directors and we changed our fiscal year end from January 31 to October 31. The transaction is considered to be a recapitalization of BitzMart for financial reporting purposes and accordingly our financial statements and this discussion and analysis pertain to BitzMart and its business and operations, as the previous business and assets of Kidstoysplus were transferred to certain of its stockholders prior to the transaction.

         We develop and market our proprietary software and services for professional media content developers, distributors, owners and users. StealthChannel permits embedding large amount of indelible, hidden, highly compressed data within analog or digital audio and audio/video streams. Our target markets include movie and video studios and developers, television networks, record labels, terrestrial and satellite radio networks, advertisers, post-productions studios and distributors of most forms of digitizable and analog media. We believe that our StealthChannel technology enables additional profitability for distributors of digitized media. We believe we have, during our first two fiscal years of operation, advanced the strategic and tactical planning and development of the StealthChannel software and technology.

         We are pursing strategic alliances with other technology vendors to join in their efforts to distribute the StealthChannel software to third party users with the software products of the other vendors. Beginning late in the fiscal year ended October 31, 2002, we have also developed and test marketed a concept motor vehicle which we retrofit with satellite TV and radio systems, a laptop PC with wireless Internet access, DVD, and video game entertainment systems. Generally, we have purchased used SUV vehicles, retrofitted them with these technology enhancements and resold the vehicle using the Ebay™ Internet auction system. We have designated this project as RollingDream™ and we believe that if successful we may be able to generate minimal cash flow to support our administrative costs during the next few months.

         Our ability to focus on and execute our business plan has been severely hampered since our inception by our limited financial resources. As a result, much of our efforts since inception have been devoted to the pursuant of financing. Financial advisers and placement agents selected by us did not materially assist us in the capital raising process and we believe we were deterred by poor advice and assistance we received. We pursued and completed the acquisition transactions described above, pursuant to which we became a public-reporting corporation subject to the reporting obligations of the Securities Exchange Act of 1934 at the advice of some of the advisers and consultants. We expected that becoming a public reporting entity would assist us to raise additional capital. However, as explained elsewhere in this Report, a majority of the $525,000 which we raised in anticipation of becoming public were consumed by charges and expenses in connection with the offering, transaction costs and expenses incurred in complying with public reporting obligations. In short, had BitzMart foregone the advice to be acquired by a public entity, it would likely have been in a better position to obtain required financing and to commercialize the StealthChannel technology. Notwithstanding these developments, we are now in a position going forward to provide liquidity to the stockholders, make available to the investing public the results of our operations and development of our business and proceed with our business plans as the capital resources become available.

Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these financial statements requires us to make estimates and judgments of certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. In preparing these financial statements management has made its best estimates and judgments of certain amounts included in the financial statements giving due consideration to materiality. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, financing operations, and other contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonalble under the circumstances.

Results of Operations

         Fiscal Years Ended October 31, 2002 (FY2002) and October 31, 2001 (FY2001)

Revenue. During our first two fiscal years of operation we received only $11,000 of revenue, during the fourth quarter of our most recent fiscal year. The revenue was received from the first market test sale of a RollingDream™ vehicle. We had no revenue in connection with our attempts to complete and commercialize the StealthChannel technology. Comment here on future revenue.

We had $6000 in cost of goods sold paid to a founding shareholder for purchase of the automobile used in the first test sale.

Research and Development. In 2002 we had $12,990 of research and development expense paid to unrelated parties compared to $ 132,773 in 2001. The decrease is because more of our research was conducted by Windy City Software, Inc. which is owned and operated by our Chief Technology Officer who is also a director and therefore a related party of our corporation. Accordingly, our R&D expenses paid to related parties increased from 81,412 in 2001 to $135,800 in 2002 . Total research and development decreased from $ 214,185 in 2001 to $148,790 in 2002 because we lacked sufficient funding to complete necessary development. R&D costs in 2003 are expected to increase over 2002 provided that we are successful in raising additional financing that is available for that purpose.

Business Promotion Expenses. In 2002 we had $ 67,674 of business promotion and marketing expense compared to $ 116,797 in 2001. The decrease was due to our lack of operating capital.

Depreciation Expense. Depreciation and amortization expense increased to $36,825 in 2002 from $24,543 in 2001 and reflects depreciation of equipment over a full year.

General and administrative expenses. General and administrative expenses increased to $1,037,583 in 2002 compared to $352,638 in 2001. The 2002 increase over 2001 was attributable to non-cash stock- and warrant-based compensation for consulting services and amortization of deferred compensation.

         Net cash used in operating activities since inception was $1.1 million. Expenditures in both periods were a result of research and development expenses, general and administrative expenses and business promotion expenses and marketing expenses.

Interest Income. Interest income decreased to $1,438 in 2002 from $2,364 due to lower interest rates paid and a lower average cash balances.

Interest Expense. The increase in interest expense to $175.693 in 2002 from $2,609 in 2001 is primarily due to expensing the discount of approximately $169,000 on the $325.000 of convertible notes issued prior to the business combination, which had been originally booked due to the issuance of warrants in connection with convertible notes, upon conversion of the notes into stock. When the notes were converted to our stock in October 2002, we expensed the remaining unamortized portion of the discount.

Income Tax expense. Due to operating losses, there was no income tax provision on 2002 or in 2001. The Company had losses that resulted in net operating loss carryforwards for tax purposes that may be offset against future taxable income amounting to approximately $667,331 on October 31, 2002, which expire in 2022 and $362,364 on October 31, 2001 which expire in 2021. However, these carryforwards and credits may be significantly limited due to changes in the ownership of the Company as a result of future equity offerings.

Noncash Charges

Included in the expenses described above are certain non-cash charges totaling $783,789 in 2002 compared to $66,751 in 2001. Of these expenses, approximately $245,791 or 31.4% relate to our issuance of securities, primarily warrants entitling the holders to purchase additional shares of our common stock in the future, for services and other assistance provided to us. A summary of those non-cash charges in each of the last two fiscal years is as follows:

                           Item                                               Amount Charged
                           ----                                               --------------

2001                       Depreciation                                        29,743
                           Amortization of deferred compensation               37,008
                                                                              -------
                                                                               66,751

2002                       Depreciation                                        47,225
                           Consulting and financing services paid
                           by warrant issue                                   245,791
                           Amortization of deferred compensation              315,742
                           Non-cash interest expense                          175,031
                                                                              -------
                                                                              783,789

Total non-cash charges                                                        850,540
                                                                              -------

Of the $2,242,208 in net losses realized from commencement of operations to October 31, 2002, $850,540 or 37.9% was due to non-cash charges occurring in 2001 and 2002.

Capital Raising Charges and Expenses

         In 2001 and 2002 we engaged several entities to assist us in raising capital, for financial advice, for investment banking and other assistance. In 2001, we completed a private placement of our common stock in which we sold 1,084,039 shares and received total gross proceeds of $503,453. After payment of placement fees and expenses, and other offering costs, we had net proceeds of approximately $420,000. In December 2001, we completed an additional placement to three investors from the first placement. In this second placement we sold 1,023,518 shares (including shares issued upon exercise of warrants issued to the investors) for total gross proceeds of $210,527. After payment of placement agent fees and other cash expenses the Company had net proceeds of approximately $153,000.

         In the fourth quarter of 2002, two investors (who had also been participants in the December 2002 placement) purchase $325,000 of our 12% Convertible Notes, convertible at $0.50 per share, and also received warrants to purchase up to 1,750,000 additional shares of common stock, also at $0.50 per share. At the time of completion of our acquisition transaction described above, one of the warrant holders exercised 400,000 warrants for $200,000, and the convertible notes and accrued interest were converted into 660,500 shares of our common stock. We expected that when the acquisition transaction was completed, the remaining 1,350,000 warrants would also be exercised for proceeds of around $675,000 which would have been sufficient capital to enable us to implement our business plan through 2003. After payment of placement fees, and a required loan to an affiliate of the placement agent, placement agent expenses and related offering expenses, the Company received net cash proceeds of only approximately $235,000.

         In addition, in connection with completing the acquisition transaction, we issued warrants and stock, valued at $301,750 for financial reporting purposes, to a consultant who assisted in completing the acquisition transaction. The issuance of these securities, and the subsequent cancellation of the placement agent’s obligation to repay our loan of a portion of the offering proceeds to an affiliate of the placement agent, and the offering costs and compensation expenses to the consultant together totaled approximately $551,000 which substantially exceeded the net cash we received in connection with the second placement and the reverse merger transaction.

         In summary, the 2002 acquisition transaction diluted the ownership interest of the original BitzMart shareholders, resulted in only minimal net cash proceeds, substantially increased our general and administrative expenses by requiring us to become subject to the reporting obligations of the Securities Exchange Act of 1934 and diverted the time of our management and directors away from implementing our business plan and conducting our business as we had anticipated. In early December 2002, we terminated all relationships with the placement agent and financial advisers who had recommended the acquisition transaction. Subsequently, we retained Westminster Securities to assist us with future marketing and development of our business and handling of our investor relationships.

Liquidity and Capital Resources

         As of October 31, 2002, we had cash or cash equivalents of $172,596. We had accounts payable and accrued liabilities in the amount of $248,828. Our auditors have expressed substantial doubt as to our ability to continue as a going concern without additional financing. We anticipate that our cash on hand will be sufficient to enable us to meet our anticipated expenditures for the next two months.

         Since our inception through the end of the fiscal year ended October 31, 2002, we have received approximately $1.57 million in cash investments from our Founders and from private investors. Due to capital raising and legal compliance expenses that were higher than we anticipated, approximately $900,000 of these investments were available to implement our business plans. When BitzMart was formed in October 2000, we estimated that $1.5 Million to $3.0 million would be required to fund our business plans We have been able to raise only a fraction the of capital required. As of October 31, 2002, we had cash of approximately $170,000, and a working capital deficiency of approximately $76,400. At the end of our first quarter ended January 31, 2003, we had a materaially larger working capital deficiency. We have used the net proceeds we received from these investments for research and development associated with the StealthChannel technology, for business development activities to establish marketing alliances and for additional fund raising activities. This result occurred in general due to the general downturn in equity markets, specific concern by potential investors over technology companies and because we lacked sufficient initial capitalization to promptly demonstrate the potential and efficacy of the StealthChannel technology to potential investors and joint venture participants.

         We are also seeking bank or other secured financing of a minimum of $100,000 and up to $1,000,000 to implement our RollingDream line of business for the next 12 months. We would expect that if we succeed achieving significant additional financing for RollingDream, that resulting cash flow retained from sales will fund a substancial portion of the StealthChannel research and development that we can foresee over the next year. We do not plan to seek equity investments for this purpose, although certain types of equity incentives may be offered to secured lenders in exchange for favorable terms. We have not received any commitment from any lender for this project, In February 2003 our CEO and his spouse personally borrowed $50,000 and lent it to us for the RollingDream business. We intend to make satisfactory compensation arrangements with the CEO and his spouse for this lending facility and for any future similar arrangements. If we are unable to borrow additional funds for this project we plan to proceed more slowly and fund each vehicle with proceeds from sales of retrofitted vehicles.

         We anticipate that at least $700,000 will be required to continually grow our StealthChannel business and to meet our financial obligations and substancially complete development and implementation of the technology for 2 applications during our current fiscal year ending October 31, 2003. We anticipate that if we can raise approximately $250,000 during the fiscal year, we will be able to meet our fixed operating expenses, and meet our obligations under our license. We believe our estimates of our capital requirements to be reasonable. The capital requirements are only estimates and can change for many different reasons, some of which are beyond our control. We cannot make assurances that we will successfully complete any financing transaction in a timely manner, if at all. If we are unable to obtain financing to fund the business development activities, we will be unable to continue as a going concern.

         We expect net losses to continue through at least the present fiscal year, as we will have significant expenses in connection with completing the development of our technology, our efforts to market the technology to third parties and co-venturers and related expenses.

Inflation

         Our results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on our operations in the future.

Quantitative and Qualitative Disclosures About Market Risks

         Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. We do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates. If we enter into financing or other business arrangements denominated in currency other than the U.S. dollar, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

         We currently have no material long-term debt obligations. The RollingDream short term $50,000 inventory loan is due in May 2003 and the collateral vehicles which secure the loan are readily convertible into cash through wholesale auctions, if unsold to retail customers. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives. In the event we experience substantial growth in the future, our business and results of operations may be materially affected by changes in interest rates and certain other credit risk associated with its operations.

Item 7. Financial Statements

         Reference is made to the financial statements, the reports thereon, the notes thereto, and supplementary data commencing at page F-1 of this Form 10-KSB, which financial statements, reports, notes, and data are incorporated herein by reference.

TABLE OF CONTENTS TO THE FINANCIAL STATEMENTS

                                                                                                        Page(s)
                                                                                                        -------

Independent Auditors’ Report                                                                              F3

Balance Sheets as of October 31, 2002 and 2001                                                            F4

Statements of Operations for the Years Ended October 31, 2002 and 2001 and the Period from
 September 30, 2000 (Commencement of Operations) to October 31, 2002                                      F5

Statements of Stockholders’ Equity for the Years Ended October 31, 2002 and 2001 and the
 Period from September 30, 2000 (Commencement of Operations) to October 31, 2002                          F6

Statements of Cash Flows for the Years Ended October 31, 2002 and 2001 and the Period from
 September 30, 2000 (Commencement of Operations) to October 31, 2002                                    F7-F9

Notes to Financial Statements                                                                         F10-F17

28

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On January 15, 2002, we engaged the independent accounting firm of LJ Soldinger & Associates to audit the financial statements of Stealth MediaLabs, Inc. for the fiscal years ended October 31, 2001 and 2002, replacing Davidson & Company, the former auditors of the Company. Each report of the former auditor, covering the fiscal years ending January 31, 2000 and 2001 raised substantial doubt about the Company’s ability to continue as a going concern. We had no dispute with the former auditors on any matter of financial principles or practices, financial statement disclosure or auditing scope or procedure reporting or any other aspect of their engagement. The former auditors practiced outside the United States near the site of the business operations of Kidstoysplus.com, our predecessor.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance WithSection
16(a) of the Exchange Act

         The following table sets forth information with respect to our executive officers and directors.

Name	Age	Position	Since
Howard E. Leventhal	45	Chief Executive Officer,	October 2000(1)
		President, Secretary & Director
Anan Y. Yaagoub	39	Chief Technology Officer & Director	September 2002(1)

_________________

(1)	Mr. Leventhal was a founder of BitzMart, Inc. and has been a director and the President of BitzMart since inception. He became a director and the President of the Company in September 2002.

(2)	Mr. Yaagoub has been a director of the Company since September 2002.

         Our board of directors currently consists of two persons. We have three vacancies on our present board, although we have no present plan to fill these vacancies. Four investors who purchased our common stock and warrants in December 2002 have a contractual right to have three persons added to our Board of Directors, one of whom must be acceptable to our President. . We do not have an audit committee financial expert serving on the Board of Directors nor an audit committee. We have no such person serving on our Board of Directors because we have been unable to find a person with required financial expertise who is willing to serve as one of our directors, primarily because we are unable to afford directors’ errors and omission liability insurance and we are not in a financial position to pay any meaningful compensation to such a director.

         Presently each director is elected for a period of one year at our annual meeting of shareholders and serves until the next annual meeting or until his or her successor is duly elected and qualified. Our board of directors elects executive officers on an annual basis. Executive officers serve until their successors have been duly elected and qualified. There are no family relationships among any of the directors, officers or key full-time employees of our Company.

Howard Leventhal

Mr. Leventhal has been Chief Executive Officer of BitzMart, Inc., Chicago, IL, a development stage software company, of which he was a founder and which is now our wholly owned subsidiary, from September 2000 to October 2002. From October 2002 to the present he has also been Chief Executive Officer of Stealth MediaLabs, Inc. From August 1997 to September 2000 he was Chief Eexecutive Officer of Primecom Interactive, Inc., Gurnee (Chicago), IL. Mr Leventhal has founded several technology mass marketing companies, and co-founded (along with our present shareholder Burton Slotky and their partner Marino Cecchi) Suncom Technologies, the first manufacturer of digital entertainment hand controllers, or “joysticks” in the Western hemisphere. Suncom was sold to a New York investment firm after delivering 20 million Atari Video Game-compatible joysticks and other peripherals into hands of consumers worldwide. After divesting Suncom, Mr. Leventhal joined firms which developed early PC multimedia peripherals under private label for Packard Bell, IBM Easy Options Division and Radio Shack.

         Mr. Leventhal joined with Chicago-based Cole Taylor Banks in 1997 to develop “Cole Taylor Town” one of the first online business communities on the Internet. In 1997 Mr. Leventhal co-founded Primecom Interactive, Inc. and personally created and developed Primecom’s QuickSite software as a response to the burden of manually altering small business websites for Cole Taylor Town. More than 150,000 copies of QuickSite software were sold through to end users, establishing it consistently as the number 2 or 3 highest selling Web publishing software title, after Microsoft Front Page, during the period in which it was published. In September 2000, Mr. Leventhal and other owners of Primecom founded BitzMart, where he has worked full time since.

         Mr. Leventhal was born in Chicago and is an FAA-licensed pilot, an FCC-licensed amateur radio experimenter, and has taught self defense to children as a black belt instructor in TaeKwon-Do since 1975. He and his wife Mary adopted an orphaned baby daughter in the People’s Republic of China during 2002.

Anan Yaagoub

         Mr. Mr. Yaagoub was born in the Middle East and is a PhD candidate at Northwestern University in Advanced Systems Theory. From 1994 until the present he has been Chief Executive Officer of Windy City Software, Inc., Chicago, IL Mr. Yaagoub created all of the back office server programming and original proprietary ActiveX coding for the QuickSite software at Primecom, where he met Leventhal as a contract vendor. He expects to gradually complete work for his doctorate over the next 12 to 24 months. Doctoral research areas: Databases, Data Compression & Parallel Processing. MS - Computer Science, Northwestern University. BS - Computer Science and Mathematics University of Petroleum & Minerals, Amman, Jordan. Mr. Yaagoub is married with a one year old daughter and is a permanent resident of the United States.

Science and Technology Support

         In April 2001, our StealthChannel technology was acquired by UTEK Corporation through a license to UTEK’s subsidiary Watermark Technologies, Inc. (WTI) from the University of Miami’s College of Engineering and Technology Transfer departments. The original inventors are UM’s Mr. Alexander Iliev, MSc. and Dr. Michael Scordilis, PhD, an associate professor. The license was transferred to us when we acquired WTI from UTEK as a wholly-owned subsidiary. Howard Leventhal, our President, contributed to the development of StealthChannel application theories for radio-delivered transmission, and was named as a co-inventor on the second patent application filed on the invention.

         The license agreement includes a funded research agreement that provides us with ongoing research, development and technical support on a continuing basis, subject to renewal through additional grants by us to the University of Miami. The backgrounds of Mr. Iliev and Dr. Scordilis are listed below, along with those of other individuals who work with us on a consulting basis for technological development purposes.

Michael Scordilis Ph.D., Science Advisor, StealthChannel Co-Inventor

         Dr. Scordilis is the co-inventor of Stealth MediaLabs’s StealthChannel Multimedia Metadata technology, and an associate professor in the Department of Electrical and Computer Engineering, at the University of Miami. His work focuses on the theory and applications of digital signal processing, digital speech and audio processing, acoustics and communication systems. In addition to his teaching role, Dr. Scordilis is the author of numerous publications and articles. His present research activities are directed towards the development of algorithms and systems for speech processing, audio analysis and coding, and digital watermarking. 1990: Ph.D. in Electrical Engineering, Clemson University, Clemson, SC, USA. 1986: M.S. in Electrical Engineering, Clemson University, Clemson, SC, USA. 1984: B.E. in Communications Engineering, Royal Melbourne Institute of Technology, Melbourne, Australia.

Alexander Iliev, M.Sc., Contract Software Engineer, StealthChannel Co-Inventor

         Mr. Iliev works for the Information Technology at the University of Miami and is currently involved in research titled: Auxiliary Channel Masking Based on the Joint Stereo Encoding of the Short-Time Phase Spectrum of Audio Signal, which is based on the research done in his Master's thesis. Mr. Iliev is identified as the principal inventor in 2 patent applications pending with the USPTO on the same topic. Mr. Iliev was also involved in a series of projects one of which resulted in a Speech Navigation application for use on Internet.

         Mr. Iliev also worked as an Electrical Consultant for K&K Ltd., an exclusive representative for Panasonic in Bulgaria. Mr. Iliev has been a member of the Audio Engineering Society since 1997. 1999: MS in Music Engineering Technology, Miami University - Miami, FL, USA. 1996: MS in Electrical Engineering degree, Ivan Rilski University - Sofia, Bulgaria. 1996: Multimedia Technologies, Technical University, Sofia, Bulgaria.

         The following individuals have provided, and will, in the future, be providing software programming, development and consulting services as consultants.

Mark Baich, Software Engineer

         Author of United Airlines’ first online ticketing application software entitled the “United Connection”, Mark spent 10 years at United and its Allegis spin-off as a senior programming manager. Graduated 1986 from Illinois State University with a B.S. in Computer Science.

Amjed Hamdan, Software Engineer

         MS Computer Science, Northeastern Illinois University. Proficient in DOS, DAO, ADO, ActiveX, ASP, Java Script, Java, MS C, C++, MS Visual Basic, ASSEMBLY, MS SQL Server, Access, Windows 95/98 and NT, OS/2, ODBC, Front Page, HTML, Watcom, Voice and Fax software and hardware, and Crystal Reports. PowerBuilder, Oracle, Windows SQL, Windows NT, and Developer 2000.

Hitesh Patel, Software Engineer

         MS in Computer Science, Northwestern University, Chicago, IL, BS — Electronics Engineering SP University, India, Lecturer/Lab Administrator B.V.M. Engineering College Tujarat India. Proficient in Windows NT 4.0, Windows 95, Windows 3.x, MS-DOS 6.2, Visual Basic 6.0, Visual InterDev, Visual Café, FTP, CGI, Personal Oracle, PL SQL, SQL Plus 3.3, Sybase SQL Anywhere, MS SQL 6.5, Access 7.0, Office 97, Visual C++, Crystal Reports, MS FrontPage, IIS, Enterprise Server, PeerWeb services, InstallShield, and Adobe products. Perl, HTML, Java., Oracle 7.x7 Access 97,7.0,2.0, MS SQL 6.57 Sybase SQL Anywhere.

Dr. Howard Morgan; Science Advisor

         Dr. Morgan joined Stealth MediaLabs as Science Advisor in March 2002. Howard began working with Pasadena-based incubator ideaLab in 1997 and began serving as ideaLab Vice Chairman in early 2000. Howard is also President and Founder of the Arca Group, Inc., a consulting and venture capital investment firm specializing in the areas of computer and communications technologies. He has more than 25 years of experience with more than thirty high-tech entrepreneurial ventures. Howard was also a professor of decision sciences at the Wharton School of the University of Pennsylvania and a professor of computer science at the Moore School at the University of Pennsylvania for almost 15 years. He serves on the boards of a number of companies and is a respected author. Howard received his Ph.D. in operations research from Cornell University and his B.S. from the City University of New York.

Board Meetings and Committees of the Board

         During the fiscal year ended October 31, 2002, the Board of Directors had no meetings, but met telephonically to discuss Company business and signed 4 written consents in lieu of special meetings. All directors are deemed to have been present for all such meetings.

Section 16(a) Beneficial Ownership Reporting Compliance, as amended

         W have not adopted a code of ethics which would apply to our principal financial officer, principal accounting officer, controller or persons performing similar services. We have not adopted a code of ethics because we presently have two directors and we anticipate that we will have a total of at least four directors during the present fiscal year. We intend to adopt a code of ethics when the present vacancies on our Board of Directors have been filled.

         The following summarizes delinquent and late reports required to be filed by our directors and officers and each owner of more than 10% of our outstanding common stock:

Name of Reporting Person	Form 3/# transactions delinquent	Form 4/# transactions late or delinquent	Form5/# transactions late or delinquent
Howard Leventhal
CEO and Director	1	-0-	-0-
Anan Yaagoub
CTO and Director	1	-0-	-0-

Item 10. Executive Compensation

         We employ the remainder of our executive officers as consultants or independent contractors.

Summary Compensation Table

         The table below shows, for the last two fiscal years, compensation paid to the Company’s President, the most highly paid executive officer serving at fiscal year end, and the only executive officer who received compensation. Our chief technology officer, who is not an executive officer, also received compensation. The compensation information for these individuals is set forth below. We refer to all these persons as the “Named Executive Officers.”

The following table sets forth compensation information for our fiscal period ended October 31, 2002:

Name and Principal Position	Fiscal Year ended October 31	Compensation Salary Bonus			Other	Long Term Compensation Securities under Options	All Other Compensation($)(4)
Howard Leventhal	2001	89,750	(1)	-0-	-0-	-0-	-0-	(2)
President & CEO	2002	65,000	(1)	-0-	-0-	-0-	-0-		(2)
Anan Yaagoub	2001	41,450	(3)	-0-	-0-	-0-	-0-
CTO & Director	2002	-0-		-0-	-0-	-0-	-0-

_____________________

(1)

Mr. Leventhal is employed as President and CEO at any annual salary of $150,000 beginning November 1, 2000. Because we have lacked sufficient capital resources, we have been unable to pay all of his salary as earned. The amount shown as salary in 2001 and 2002 reflect the amount paid to Mr. Leventhal, directly and indirectly, and include a total of approximately $90,000 which we paid to a marketing consulting firm owned by the President’s spouse. We reduced the amount of accrued salary owed to the President by the amount paid to the marketing consulting firm. We have deemed all payments made to the President and the spouse’s marketing consulting firm to be compensation expense. As of October 31, 2001, we owed $71,788 to the President, and as of October 31, 2002, we owed $156,788 to the President in accrued, unpaid salary. As of January 31, 2003, the total unpaid accrued salary owed to the President was $194,288.

(2)

During our fiscal years ended 2001 and 2002, the President’s spouse assisted the President and served as a consultant to the Company, providing limited services related to capital raising, business development and marketing. In each of 2001 and 2002, the spouse advanced approximately $44,000 to the Company to pay certain expenses and the Company reimbursed her for those expenses during those years.

(3)

Mr. Yaagoub is the sole owner of Windy City Software, which has provided software programming and other consulting services as a contractor to the Company. The amount shown reflects the total payments we made to Windy City Software.

(4)	Perquisites and other personal benefits, securities or property did not exceed 10% of the total annual salary and bonus reported for each of the Named Executives Officers.

Stock Option Plans

         On October 31, 2000 the Board of Directors of BitzMart approved the 2000 Incentive and Bon-Statutory Stock Option Plan (the “Plan”). The Plan provided for the grant of incentive and non-qualified options to purchase up to 2,000,000 shares of common stock to officers, directors, employees, and other qualified persons that may be selected by the Plan Administrator (which currently is the Board of Directors). The Plan is intended to help attract and retain key Company employees and any other persons that may be selected by the Plan Administrator and to give those persons an equity incentive to achieve the objectives of the Company’s shareholders.

         Incentive stock options may be granted to any individual who, at the time of grant, is an employee of the Company or any related corporation. Non-qualified stock options may be granted to employees and to any other persons that may be selected by the Plan Administrator. The Plan Administrator fixes the exercise price for options in the exercise of its sole discretion, subject to certain minimum exercise prices in the case of incentive stock options, which prices shall not be less than 100% of market price on the date of the grant. Options will not be exercisable until they vest according to a vesting schedule specified by the Plan Administrator at the time of grant of the option. No options have been granted under the Plan and we do not expect that BitzMart will ever grant options.

2002 Consultant Compensation Plan

         On October 30, 2002, our Board of Directors adopted the 2002 Consultant Compensation Plan pursuant to which we reserved 3.0 million shares to be granted as stock bonuses, nonqualified stock options with or without stock appreciation rights or otherwise to consultants of the Company as compensation or additional incentive to consultants. The plan permits the Board of Directors or a committee appointed by the Board of Directors to grant nonqualified stock options, SARs or stock bonuses to certain consultants selected by the Board of Directors from time to time. Also on the date we adopted the plan, we issued to GCH Capital, a consultant to us, the following securities under the 2002 Consultant Compensation Plan: (i) to right to purchase up to 325,000 shares of our common stock at an exercise price of $0.35 per share at any time during the period ended October 30, 2007, and (ii) 684,000 shares of our common stock. In December 2002, we filed a registration statement on Form S-8 registering all shares of common stock underlying the 2002 Consultant Compensation Plan. We presently have 2,316,000 shares reserved for issuance upon exercise of nonqualified options or stock awards given under the 2002 Consultant Compensation Plan.

Option Grants in the Last Fiscal Year:

         We have made no option grants or issued any securities to any of the Named Executive Officers nor to any of our directors under these plans.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values:

         No Named Executive Officers nor any directors hold any outstanding options or other rights under these plans.

Employment Contracts

         None of our officers nor directors have any employment contract or other agreement obligating us to make payments upon termination of employment or changes in control of our Company.

Report of the Board of Directors on Executive Compensation

         During the fiscal year ended October 31, 2002, the Board of Directors was responsible for establishing compensation policy and administering the compensation programs of the Company’s executive officers.

         The amount of compensation paid by the Company to each of its directors and officers and the terms of those persons’ employment is determined solely by the Board of Directors, except as otherwise noted below. We consider that the compensation paid to our directors and officers is fair to us.

         In the past, Howard Leventhal has negotiated all executive salaries of the Company.

Compensation of Directors

         We have not compensated our directors for serving the Company, including the four following persons who have served as directors of BitzMart since its inception, and continue to serve as directors of BitzMart: Howard Leventhal, Burton Slotky and Rudolph Russo. We do not intend to pay our directors any separate compensation for service as directors until we are in a financial position to pay cash compensation. We may determine that it will be appropriate to issue stock options or warrants to our directors, including the persons who serve as directors of BitzMart.

         Howard Leventhal receives compensation from the Company in his capacity as President and CEO to the Company. For more information on the compensation paid by the Company to Mr. Leventhal, please see “Executive Compensation – Summary Compensation Table.”

         Anan Yaagoub receives compensation from the Company from time to time as a Consultant and CTO to the Company. For more information on the consultant compensation paid by the Company to Mr. Yaagoub, please see “Executive Compensation – Summary Compensation Table.”

         See “Executive Compensation” below for a description of the Plan.

         The Company does not intend to pay its directors compensation for the fiscal year ended October 31, 2003. However, the Company may issue stock options to directors and executive officers in the fiscal year ending October 31, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information concerning shares of our $0.001 par value common stock, the only class of our securities issued and outstanding owned beneficially as of February 28, 2003 by: (i) each person known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our executive officers and directors; and (iii) all our directors and executive officers as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)		Percent of Class(1)
Howard Leventhal	3,442,779	(2)	15.9%
Director and President
11475 Commercial Ave., #11
Richmond, IL 60071x
Anan Yaagoub	834,937		3.9%
Director
203 N. Wabash, #1805
Chicago, IL 60610x
Colorocs Information	1,097,827	(3)	5.1%
Technologies, Inc.
35 Market St
Poughkeepsie, NY 12601x
Rudopth Russo	3,231,958	(3)	15.0%
35 Market St
Poughkeepsie, NY 12601x
Burton A. Slotky	2,228,723		10.3%
1723 Central Ave
Evanston, IL 60201x
UTEK Corporation	4,421,165	(4)	20.3%
202 S. Wheeler
Plant City, IL 33563x
Lemanik SA	2,795,579		12.9%
Lugano, Switzerland
All Directorsand Officers as	9,738,397	(2)(3)	45.1%
a group(6)

___________________

(1)	Based on an aggregate 21,602,184 shares outstanding as of February 28,2003.

(2)

Includes presently exercisable warrants to purchase up to 256,904 shares at $0.46 per share. We may consider issuing our shares and/or additional warrants to Mr. Leventhal in full or partial satisfaction of unpaid salary owed to him, which totaled $194,288 at January 31, 2003.

(3)	Mr. Russo is President and a director of Colorocs Information Technologies, Inc. and may be deemed to be a beneficial owner of shares owned by it.

(4)	Includes warrants to acquire 200,000 shares of our common stock at $0.50 per share, which are currently exercisable.

(5)	Includes warrants to acquire 1,350,000 shares of our common stock at $0.50 per share, which are currently exercisable.

(6)	We include shares beneficially owned by Messrs. Russo and Slotky, as they each were founders of BitzMart and are directors of BitzMart, our subsidiary corporation.

Item 12. Certain Relationships and Related Transactions

         During the fiscal year ended 2002, we purchased for $6,000 a test vehicle from Mr. Slotky, a director of BitzMart, which we retrofitted and resold as our first RollingDream test vehicle. The purchase price we paid was based on the wholesale “Kelly Blue Book” trade-in value of the vehicle.

         During fiscal year ended 2001 we received a loan in the amount of $50,000 from Mr. Slotky. We repaid the loan in the same fiscal year and paid interest of $2,027. During fiscal year ended October 31, 2001, we received a non-interest bearing loan approximating $26,000 from Mr. Leventhal. As of October 31, 2002, the remaining unpaid balance to Mr. Leventhal is $200.

         During fiscal 2001 and 2002 the Company paid approximately $149,000 and $80,000, respectively, to Windy City Software for rental of office space, Internet connection and computer programming services. The majority owner of Windy City has served as one of our directors since September 2002 and is the non-employee Chief Technology Officer of BitzMart and the Company. For the two fiscal years ended October 31, 2002 and 2001, total rent expense paid to Windy City amounted to $13,200 and $13,250, respectively,

         During fiscal 2001 and 2002 the spouse of Mr. Leventhal, our President, assisted the President and served as a consultant to BitzMart and the Company, providing limited services related to capital raising, business development and marketing. In 2001, 2002 and 2003, the spouse advanced a total of $88,000 to BitzMart to pay certain expenses and we reimbursed her for those expenses during those years.

         During fiscal 2002 we made approximately $90,000 in payments to a marketing consulting firm, owned by Mr. Leventhal’s spouse and reduced the accrued unpaid salary owed to Mr. Leventhal by a like amount. The payment should have been made directly to the President as compensation owed t o him. As a result, we inadvertently may have under reported wages paid to the President by $90,000 and related combined payroll tax liability of the Company and Mr. Leventhal by approximately $15,000. The Company has deemed all payments made to Mr. Leventhal and his spouse’s consulting firm to be compensation expense. As of October 31, 2002 and 2001 the Company owed $156,788 and $71,788, respectively to Mr. Leventhal in accrued unpaid salary.

         In September 2002 Mr. Leventhal guaranteed a $40,000 loan to the Company. As compensation for the loan guarantee we issued a warrant to Mr. Leventhal to purchase, until September 3, 2007, 256,904 shares of the Company’s common stock at an exercise price of $0.47 per share, the same exercise price applicable to other warrants we issued to unrelated third parties at or about the same time.

   Item 13. Exhibits and Reports on Form 8-K

         (a) Exhibits. The exhibits required by Item 601 of Regulation S-B are listed below and are filed with this report or incorporated herein by reference to a prior filing, as indicated.

Exhibit Number	Description	Location

Exhibit 2.1	Share Exchange Agreement dated August 23, 2002, including exhibits thereto.	Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K dated September 18, 2002.
Exhibit 3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 2.1 to Form 10 filed June 18, 1999.
Exhibit 3.1(1)	Certificate of Amendment to the Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated October 30, 2002.
Exhibit 3.1(2)	Certificate of Amendment to the Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated October 30, 2002.
Exhibit 3.1(3)	Certificate of Change in Number of Authorized Shares of Common Stock.	Incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K dated October 3, 2002.
Exhibit 3.2	Bylaws.	Incorporated by reference to Exhibit 2.2 of Form 10 filed June 18, 1999.
Exhibit 10.1	Agreement and Plan of Acquisition of Watermark Technologies, Inc. by BitzMart, Inc.	Filed herewith.
Exhibit 10.2	Sales Agent Agreement with Continental Advisors Srl dated July 15, 2002.	Filed herewith.
Exhibit 10.3	Research and Development Agreement between Watermark Technologies, Inc. and University of Miami.	Filed herewith.
Exhibit 10.4	License Agreement between Watermark Technologies, Inc. and University of Miami.	Filed herewith.

Exhibit Number	Description	Location

Exhibit 10.5	Consulting Agreement with GCH Capital, Ltd. dated effective July 1, 2002.	Filed herewith.
Exhibit 10.6	Warrant Agreement with GCH Capital, Ltd. effective as of October 1, 2002.	Filed herewith.
Exhibit 10.7	General Release Agreement between Stealth MediaLabs, Inc. and GCH Capital, Ltd. and other parties.	Filed herewith.
Exhibit 10.8	Mutual Release between Stealth MediaLabs, Inc. and Continental Advisors, Srl, and other parties.	Filed herewith.
Exhibit 10.9	Form of Redeemable Common Stock Purchase Warrant issued by BitzMart, Inc. in August 2002.	Filed herewith.
Exhibit 10.10	Engagement Agreement with Westminster Securities Corporation, dated December 20, 2002.	Filed herewith.
Exhibit 10.11	Form of Warrant issued in December 2002.	Filed herewith.
Exhibit 10.12	Form of Office Lease dated effective December 1, 2002.	Filed herewith
Exhibit 10.13	2002 Consultant Compensation Plan adopted October 30, 2002.	Incorporated by reference to Exhibit 10 to Registration Statement on Form S-8 filed December 20, 2002.
Exhibit 10.14	Form of Warrant Agreement With Westminster Securities Dec 20, 2002.	Filed herewith
Exhibit 10.15	Form of Stock Purchase Warrant dated October __, 2002.	Filed herewith
Exhibit 16.1	Letter from Davidson & Company.	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed January 30, 2003.
Exhibit 21.1	List of Subsidiaries.	Filed herewith
Exhibit 99.1	Certification	Filed herewith

         (b) Reports Filed on Form 8-K. We filed the following Current Reports on Form 8-K during the last quarter of our fiscal year ended October 31, 2002 and during the first quarter of 2003:

Date of Report	Date Filed	Items Reported
September 16, 2002	September 20, 2002	Item 2. Acquisition or Disposition of Assets.
September 18, 2002	September 24, 2002	Item 2. Acquisition or Disposition of Assets.
October 30, 2002	November 8, 2002	Item 1. Changes in Control, Item 2. Acquisition or Disposition of Assets, Item 5. Other Events.
December 13, 2002	December 20, 2002	Item 5. Other Events.
January 15, 2003	January 30, 2003	Item 4. Changes in Registrant’s Certifying Accountant, Item 7. Financial Statements and Exhibits.

   Item 14. Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer who is our only employee and also serves as the principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, he concluded that, as of the Evaluation Date, our disclosure controls and procedures were reasonably effective in alerting him on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act. However, because of our limited staff and other resources and our relative inexperience in filing reports under the Exchange Act, he concluded that our disclosure controls and procedures should be improved as our resources permit.

          (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls. We have taken steps to formalize our regular and recurring transaction recording procedures, and we have retained a consultant on a temporary basis to assist us to properly record and report our financial condition.

STEALTH MEDIALABS, INC.
(A Development Stage Entity)

INDEX TO THE FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                     ---------------

Independent Auditors’ Report                                                                            F2

Consolidated Balance Sheets as of October 31, 2002 and 2001                                             F3

Consolidated Statements of Operations for the Years Ended October 31, 2002 and 2001 and the
 Period from September 25, 2000 (Commencement of Operations) to October 31, 2002                        F4

Consolidated Statements of Stockholders' Equity for the Years Ended October 31, 2002 and 2001
 and the Period from September 25, 2000 (Commencement of Operations) to October 31, 2002                F5

Consolidated Statements of Cash Flows for the Years Ended October 31, 2002 and 2001 and the
 Period from September 25, 2000 (Commencement of Operations) to October 31, 2002                        F8

Notes to Financial Statements                                                                           F9

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
Stealth MediaLabs, Inc.
Richmond, Illinois

We have audited the accompanying consolidated balance sheets of Stealth MediaLabs, Inc. (a development stage entity) as of October 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period September 25, 2000 (commencement of operations) through October 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stealth MediaLabs, Inc. as of October 31, 2002 and 2001, and the results of operations, changes in stockholders’ equity and its cash flows for the years then ended and for the period September 25, 2000 (commencement of operations) through October 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,460,127 and $708,408 during the years ended October 31, 2002 and 2001, respectively, and, as of October 31, 2002 had a working capital deficiency of $76,432. Also as disclosed in Note 3 to the financial statements, the Company does not currently have sufficient funds to execute its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L J SOLDINGER ASSOCIATES

Arlington Heights, Illinois

February 28, 2003

STEALTH MEDIALABS, INC.
(A Development Stage Entity)
Consolidated Balance Sheets

ASSETS

	October 31,
	2002	2001
Current Assets
Cash and cash equivalents	$ 172,596	$ 102,017
Prepaid offering cost	--	13,900
	––––––––	––––––––
Total Current Assets	172,596	115,917
Property and Equipment, net	46,592	83,417
Intangible Assets, net	140,400	150,800
	––––––––	––––––––
	$ 359,588	$ 350,134
	––––––––	––––––––
	––––––––	––––––––
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Loans from an officer and director	$ 200	$ 2,000
Accounts payable	6,437	--

Accrued liabilities	242,391	71,824
	––––––––	––––––––
Total Current Liabilities	249,028	73,824
	––––––––	––––––––
Commitments and Contingencies
Stockholders' Equity
Common stock; $.001 par value; authorized - 50,000,000 shares;
issued and outstanding - 21,186,799 shares in 2002 and
14,712,796 shares in 2001	21,187	14,713
Additional paid-in capital	2,810,923	1,306,670
Deferred compensation	(279,342)	(262,992)
Subscription receivable	(200,000)	--
Deficit accumulated in the development stage	(2,242,208)	(782,081)
	––––––––	––––––––
Total Stockholders' Equity	110,560	276,310
	––––––––	––––––––
	$ 359,588	$ 350,134
	––––––––	––––––––
	––––––––	––––––––

The accompanying notes are an integral part of the financial statements.

STEALTH MEDIALABS, INC.
(A Development Stage Entity)
Consolidated Statements of Operations

	Years Ended October 31, 2002 2001	September 25, 2000 (Commencement) to October 31, 2002
Revenue	$ 11,000	$ --	$ 11,000
Cost of Goods Sold - Related Party	6,000	--	6,000
	––––––––––	––––––––––	–––––––––
Gross Profit	5,000	--	5,000
	––––––––––	––––––––––	–––––––––
Expense
Business promotion expense	67,674	116,797	194,756
Depreciation and amortization expense	36,825	24,543	64,754
General administration	1,037,583	352,638	1,437,692
Research & development - related party	135,800	81,412	229,743
Research & development	12,990	132,773	145,763
	––––––––––	––––––––––	–––––––––
Total Expense	1,290,872	708,163	2,072,708
	––––––––––	––––––––––	–––––––––
Operating Loss	(1,285,872)	(708,163)	(2,067,708)
	––––––––––	––––––––––	–––––––––
Other (Income) and Expense
Interest income	(1,438)	(2,364)	(3,802)
Interest expense	175,693	2,609	178,302
	––––––––––	––––––––––	–––––––––
Net Other Expense	174,255	245	174,500
	––––––––––	––––––––––	–––––––––
Net Loss to Common Stockholders	$(1,460,127)	$ (708,408)	$(2,242,208)
	––––––––––	––––––––––	–––––––––
	––––––––––	––––––––––	–––––––––
Basic and Diluted Loss Per Share	$ (0.09)	$ (0.06)
	––––––––––	––––––––––
	––––––––––	––––––––––
Weighted Average Number of Shares of
Common Stock Outstanding	15,986,499	12,205,568
	––––––––––	––––––––––
	––––––––––	––––––––––

The accompanying notes are an integral part of the financial statements.

STEALTH MEDIALABS, INC.
(A Development Stage Entity)
Consolidated Statement of Stockholders’ Equity

	Common Stock Shares Amount		Additional Paid-In Capital	Subscription Receivable	Deferred Compensation	Accumulated During the Development Stage
Balance, September 25, 2000
(Commencement of Operations)	--	$ --	$ --	$ --	$ --	$ --
Founders' Contributions, October 31, 2000	9,633,900	9,634	363,366	(251,500)	--	--
Net Loss	--	--	--	--	--	(73,673)
	–––––––	–––––	–––––––	––––––	––––––	––––––
Balance, October 31, 2000	9,633,900	9,634	363,366	(251,500)	--	(73,673)
	–––––––	––––––	–––––––	–––––––	–––––––	–––––––
Founders' Contribution, December 30, 2000	--	--	--	251,500	--	--
Common stock issued to acquire Watermark
Technologies, Inc., April 17, 2001;
3,211,300 shares at $0.05 per share	3,211,300	3,211	152,789	--	--	--
Common stock issued to purchase fixed
assets, May 4, 2001; 141,297 shares at
$0.47 per share	141,297	141	65,859	--	--	--
Common stock issued in private placement
net of issuance costs of $108,249,
March - August 2001; 1,084,039 shares
at $0.46 per share	1,084,039	1,084	394,121	--	--	--
Warrants to purchase shares of common
stock issued for raising capital for
private
placement, August 17,2001; 89,916
warrants valued at $0.35 per warrant	--	--	31,178	--	--	--
Common stock issued in connection with
strategic alliance consulting
agreement;
September 14, 2001; 624,260 shares
at $0.47 per share	642,260	643	299,357	--	(300,000)	--
Amortization of Deferred Compensation	--	--	--	--	37,008	--
Net Loss	--	--	--	--	--	(708,408)
	––––––	–––––	––––––	––––––	––––––	––––––
Balance, October 31, 2001	14,712,796	14,713	1,306,670	--	(262,992)	(782,081)
	–––––––	––––––	–––––––	–––––––	–––––––	–––––––
Common stock issued in connection with
strategic alliance consulting
agreement;
November 1, 2001; 321,130 shares at
$0.47 per share	321,130	321	149,679	--	--	--
	–––––––	––––––	–––––––	–––––––	–––––––	–––––––
Balances Brought Forward	15,033,926	$15,034	$1,456,349	$ --	$(262,992)	$(782,081)
	–––––––	––––––	–––––––	–––––––	–––––––	–––––––

See notes to condensed financial statements.

STEALTH MEDIALABS, INC.
(A Development Stage Entity)
Consolidated Statement of Stockholders’ Equity

	Common Stock Shares Amount		Additional Paid-In Capital	Subscription Receivable	Deferred Compensation	Deficit Accumulated During the Development Stage
Balances Brought Forward	15,033,926	$15,034	$1,456,349	$ --	$(262,992)	$(782,081)
Warrants to purchase shares of common
stock issued for director's
compensation,
November 14, 2001; 224,791 warrants
valued at $0 per warrant	--	--	--	--	--	--
Common stock issued in private
placement
net of issuance costs of $72,465,
November 30, 2001; 430,956 shares
at $0.47 per share	430,956	431	128,404	--	--	--
Warrants to purchase shares of common
stock issued for raising capital for
private placement, November 30, 2001,
43,096 warrants valued at $0.35 per
warrant	--	--	14,912	--	--	--
Exercise of 430,956 unit warrants from
private placement; November 30, 2001;
592,565 shares	592,565	593	8,634	--	--	--
Warrants to purchase shares of common
stock issued for consulting services,
June
19, 2002; 199,422 warrants valued at
$0.15 per warrant	--	--	30,342	--	(30,342)	--
Warrants to purchase shares of common
stock issued in connection with
convertible notes, August 1, 2002;
1,750,000 warrants valued at $0.10
per warrant	--	--	169,781	--	--	--
Warrants to purchase shares of common
stock issued for financing fee,
September
3, 2002; 256,904 warrants valued at
$0.17 per warrant	--	--	43,068	--	--	--
	––––––	––––––	––––––	––––––	–––––––	–––––––
Balances Brought Forward	16,057,447	16,058	1,851,490	--	(293,334)	(782,081)
	––––––	––––––	––––––	––––––	–––––––	–––––––

See notes to condensed financial statements.

STEALTH MEDIALABS, INC.
(A Development Stage Entity)
Consolidated Statement of Stockholders’ Equity

	Common Stock Shares Amount		Additional Paid-In Capital	Subscription Receivable	Deferred Compensation	Deficit Accumulated During the Development Stage
Balances Brought Forward	16,057,447	$16,058	$ 1,851,490	$ --	$(293,334)	$ (782,081)
Warrants to purchase shares of common
stock issued for consulting services,
September 3, 2002; 128,452 warrants
valued at $0.17 per warrant	--	--	21,534	--	--	--
Common stock issued, October 30, 2002;
184,615 shares at $1.08 per share	184,615	185	199,815	(200,000)	--	--
Conversion notes payable and accrued
interest net of issuance cost of
$81,159,
October 30, 2002; 660,500 shares
converted at $0.50	660,500	661	248,429	--	--	--
Exercise of warrants with conversion of
notes net of issuance cost of $39,000;
October 31, 2002; 400,000 shares
at $0.50 per share	400,000	400	160,600	--	--	--
Common stock issued for consulting
services, October 30, 2002; 684,000
shares
at $0.35 per share	684,000	684	239,316	--	(240,000)	--
Warrants to purchase shares of common
stock issued for consulting services,
October 30, 2002, 325,000 warrants
valued
at $0.19 per warrant	--	--	61,750	--	(61,750)	--
Common stock issued in connection with
the merger, October 30, 2002;
3,118,750 shares at $0.01 per share	3,118,750	3,118	24,950	--	--	--
Warrants to purchase shares of common
stock issued in connection with the
merger,
October 30, 2002; 3,000,000 warrants
valued at $0.001 per warrant	--	--	3,120	--	--	--
Common stock of pre-merger shareholders	81,487	81	(81)	--	--	--
Amortization of Deferred Compensation	--	--	--	--	315,742	--
Net Loss	--	--	--	--	--	(1,460,127)
	–––––––	–––––	––––––––	–––––––	–––––––	––––––––
Balance at October 31, 2002	21,186,799	$21,187	$ 2,810,923	$(200,000)	$(279,342)	$(2,242,208)
	–––––––	–––––	––––––––	–––––––	–––––––	––––––––
	–––––––	–––––	––––––––	–––––––	–––––––	––––––––

See notes to condensed financial statements.

STEALTH MEDIALABS, INC.
(A Development Stage Entity)
Consolidated Statements of Cash Flows

	Years Ended October 31, 2002 2001	September 25, 2000 (Commencement) to October 31, 2002
Cash Flows from Operating Activities
Net loss	$(1,460,127)	$(708,408)	$(2,168,535)
Adjustments to reconcile net income to net cash
provided by operations
Consulting fees paid by issuance of warrant	245,791	--	245,791
Amortization of loan discount	169,781	--	169,781
Non-cash interest expense	5,250	--	5,250
Amortization of deferred compensation	315,742	37,008	352,750
Depreciation and amortization	47,225	29,743	76,968
Changes in liabilities
Accounts payable	6,438	--	6,438
Accrued payroll - related party	85,000	60,250	145,250
Accrued expenses	57,407	(11,872)	45,535
	–––––––––	––––––––	–––––––––
Net Cash Used In Operating Activities	(527,493)	(593,279)	(1,120,772)
	–––––––––	––––––––	–––––––––
Cash Flows from Investing Activities
Purchase of fixed assets	--	(3,846)	(3,846)
	–––––––––	––––––––	–––––––––
Net Cash Used In Investing Activities	--	(3,846)	(3,846)
	–––––––––	––––––––	–––––––––
Cash Flows from Financing Activities
Net proceeds from convertible debt	272,000	--	272,000
Loans from director and officers	--	76,550	76,550
Repayment of loans from directors and officers	(1,800)	(74,550)	(76,350)
Net proceeds from exercise of warrants	161,000	--	161,000
Net proceeds from issuance of common stock	166,872	412,483	579,355
Collection of subscription receivable	--	251,500	251,500
Proceeds of borrowings from bank	40,000	--	40,000
Repayment of bank loan	(40,000)	--	(40,000)
	–––––––––	––––––––	–––––––––
Net Cash Provided By Financing Activities	598,072	665,983	1,264,055
	–––––––––	––––––––	–––––––––
Net Increase in Cash and Cash Equivalents	70,579	68,858	139,437
Cash and Cash Equivalents, Beginning of Period	102,017	33,159	33,159
	–––––––––	––––––––	–––––––––
Cash and Cash Equivalents, End of Period	$ 172,596	$ 102,017	$ 172,596
	–––––––––	––––––––	–––––––––
	–––––––––	––––––––	–––––––––

The accompanying notes are an integral part of the financial statements.

STEALTH MEDIALABS, INC.
(A Development Stage Entity)
Notes to Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS

Nature of Operations

Stealth MediaLabs, Inc. (the “Company”) develops and markets proprietary software and services for professional media content owners. Target markets include movie and video studios, television networks, record labels, terrestrial and satellite radio networks, advertisers, post-productions studios and distributors of most forms of digital media. The Company’s primary mission is to develop processes and technology for enhancing the profitability of digitized media distribution. To that end, Stealth MediaLabs controls a unique technology for embedding large amounts of indelible, hidden, highly-compressed data within analog or digital audio streams.

The Company is pursing alliances with various technology vendors to widely distribute the proprietary decoders via entertainment players in general and PC operating systems in particular. An initial “critical mass” of high volume distribution is necessary to demonstrate a trend and achieve distribution among all types of player makers.

The Company is establishing reseller relationships with technical service companies who are already acting as major suppliers to large, dominant media companies. The Company expects to earn revenue by licensing its patented technology and providing encoding services related to its use for anti-piracy, security, and promotional marketing messages. Ancillary applications for subsequent exploration include national security applications, hardware devices for in-theater, anti-piracy applications and, and tactical force-feedback in video game peripherals.

The Company has also developed and test marketed a concept which adds a satellite TV, radio systems, laptop PC with wireless internet access, DVD, and Playstation2 entertainment systems to automobiles. This project has been named Rolling Dreams™ and, if successful, may provide a minimal cash flow to support the Company’s administrative costs during the next few months.

History

The Company, formerly Kidstoysplus.com, Inc., was incorporated under the laws of the state of Nevada on February 4, 1999. In October 2002, the Company was a public shell company, defined as an inactive, publicly-quoted company with no assets and liabilities.

On October 30, 2002, BitzMart, Inc. (“BitzMart”), a Colorado corporation formed on September 25, 2000, was merged into and became a wholly-owned subsidiary of the Company. Upon completion of this recapitalization, the Company changed its name to Stealth MediaLabs, Inc. The Company is the surviving legal entity. The operations and financial statements of the Company are those of BitzMart

In connection with the merger, the Company issued 16,057,444 shares of its common stock along with warrants to purchase 942,579 shares of the Company’s common stock at various exercise prices to the shareholders of BitzMart in a 1:6.4226 exchange for all of BitzMart’s outstanding common stock and all of its outstanding warrants to purchase shares of common stock. As a result of the transaction, the former shareholders of BitzMart acquired a majority interest in the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements are prepared on the accrual basis of accounting in accordance with United States generally accepted accounting principles (“US GAAP”).

STEALTH MEDIALABS, INC.
(A Development Stage Entity)
Notes to Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The combination of the Company and BitzMart, Inc. has been treated as a recapitalization of the Company. The Company was the legal acquirer in the merger. BitzMart, Inc. was the accounting acquirer since its stockholders acquired a majority ownership interest in the Company. Consequently, the historical financial information included in the financial statements of the Company prior to October 30, 2002 is that of BitzMart, Inc. All historical share and per share data presented for transactions occurring prior to the October 30, 2002 merger have been restated to reflect the share exchange ratio of 1 for 6.4226.

Development Stage Enterprise

The Company is a Development Stage Enterprise, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting for Development Stage Enterprises". Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

Since the inception of the Company, management has been in the process of raising capital through private placement stock offerings, effecting its business merger, and performing research and development activities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Actual results could differ from the estimates and judgments made in preparing these financial statements.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Watermark Technology, Inc. (“WTI”), a Florida corporation, incorporated May 5, 2000. All intercompany transactions have been eliminated on consolidation.

Revenue Recognition

Revenue from the direct sale of products is recognized when the Company delivers the products to the customer.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and term deposits in money market instruments with maturity dates of less than three months from the date they are acquired. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the respective assets. Computer related equipment and software are being depreciated over 3 years. Furniture and fixtures are being depreciated over 5 years. The Company periodically reviews the carrying value of its property, plant and equipment based on the undiscounted future cash flow from operating results to determine whether such values are recoverable. Any resulting write-downs are charged to earnings.

STEALTH MEDIALABS, INC.
(A Development Stage Entity)
Notes to Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Income taxes are recorded in the period in which the related transactions are recognized in the financial statements, net of the valuation allowances which have been recorded against deferred tax assets. Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the tax basis and the financial reporting of assets and liabilities. Net deferred tax assets and liabilities, relating primarily to federal and state net operating loss carryforwards, compensation for services through the issuance of stock and warrants, and research and development credits that have been deferred for tax purposes have been reduced by a valuation allowance, because management has determined it is more likely than not, that some portion or the entire deferred tax asset will not be realized.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, are carried at cost, which approximates fair value.

Loss Per Share

Loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”). Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with stock options, warrants and convertible preferred stock are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).

The common shares potentially issuable arising from these instruments, which were outstanding at October 31, 2002 and October 31, 2001 are shown as follows:

	October 31,
Warrants	2002	2001
Exercise Price	$0.35-0.56	$ 0.56
Shares	5,617,581	89,916

Segmented Information

The Company’s business operations are contained within a single business segment and operate solely within the United States.

Research and Development Costs

The cost of research, development and product improvement expenditures are charged to expense as they are incurred. Research, development and product improvement costs included in operating expenses amounted to $148,790 and $214,185 for the periods ended October 31, 2002 and October 31, 2001, respectively.

Recent Accounting Pronouncements

The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” in August 2001. This statement is effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This new statement is not expected to have any impact on the results of operations or financial position of the Company.

STEALTH MEDIALABS, INC.
(A Development Stage Entity)
Notes to Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” that is applicable to the Company’s fiscal financial statements beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provide a single accounting model for the disposition of long-lived assets. The Company adopted the provisions of SFAS No. 144 effective for accounting periods subsequent to January 1, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS No. 145 is effective for financial statements issued on or after May 15, 2002, and is not expected to have a material impact on the results of operations or financial position of the Company.

FASB Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities,” addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement 146 and Issue 94-3 relates to Statement 146‘s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, and is not expected to have a material impact on the results of operations or financial position of the Company.

NOTE 3 - GOING CONCERN

The Company currently is pursuing additional financing to fund the product development and marketing efforts during the coming year. Existing funds are insufficient to execute the marketing alliance plan for revenue development and make programming modifications to the decoder application requested by specific operating system vendors. There are no assurances the Company will receive funding necessary to continue the execution of the encoder marketing and decoder distribution plans, potentially resulting in the liquidation of the Company.

NOTE 4 - INTANGIBLE ASSETS

On April 20, 2001, the Company acquired Watermark Technologies, Inc., from the UTEK Corporation in return for 3,211,300 shares of the Company’s common stock. WTI’s only asset was a technology license, which WTI acquired by entering into a license agreement with the University of Miami (“Licensor”) on April 17, 2001. The license was assigned to the Company as a result of the acquisition. WTI paid a total of $156,000 to the University of Miami, consisting of $20,000 for an initial license fee and $136,000 for related research and development enhancements, the total of which was determined to be the fair market value of the license. The Company is required to pay minimum royalty payments of $10,000, $15,000 and $20,000 for each of the three years subsequent to April 17, 2001, respectively, and $25,000 for all subsequent years. The license expires on April 17, 2016 or on the expiration of the underlying patent whichever is earlier. The Licensor can terminate the license agreement (as amended) if the Company has no commercial sales or, has not sublicensed the licensed product to a company with sales over $10 million, by February 2004.

STEALTH MEDIALABS, INC.
(A Development Stage Entity)
Notes to Financial Statements

NOTE 4 — INTANGIBLE ASSETS (Continued)

The Company is amortizing the intangible asset over the term of 15 years. The Company will evaluate this intangible for impairment annually under FAS 144 Accounting For The Impairment or Disposal of Long-Lived Assets.

As of October 31, 2002 and 2001, the Company has amortized $10,400 and $5,200, respectively, of the cost of the technology license. The amortization related to the technology license is recorded as research and development cost as required by SFAS No. 2, Accounting for Research and Development Costs.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31:

	2002	2001
Computer hardware and software	$ 109,165	$ 109,166
Furniture and fixture	2,180	2,180
	––––––––	––––––––
	111,345	111,346
Less accumulated depreciation	(64,753)	(27,929)
	––––––––	––––––––
	$ 46,592	$ 83,417
	––––––––	––––––––
	––––––––	––––––––

NOTE 6 - ACCRUED LIABILIITES

Accrued liabilities consist of the following at October 31:

	2002	2001
Accrued employee compensation and benefit costs	$156,788	$71,788
Accrued professional fees and insurance	85,603	36
	––––––––	–––––––
	$242,391	$71,824
	––––––––	–––––––
	––––––––	–––––––

The Company does not have any liability or asset protection insurance policies, and is not aware of any contingencies which would require an accrual for potential loss.

NOTE 7 - LOANS FROM OFFICERS AND DIRECTORS

The Company received loans from its officers totaling $76,550 as interim financing during the fiscal year ended October 31, 2001. As of October 31, 2002 and 2001, the outstanding balances on the loans were $200 and $2,000, respectively.

STEALTH MEDIALABS, INC.
(A Development Stage Entity)
Notes to Financial Statements

NOTE 8 - CONVERTIBLE PROMISSORY NOTE

On August 1, 2002, the Company issued two convertible promissory notes in the total amount of $325,000 with a stated annual interest rate of 12%, due and payable on August 1, 2004. The notes had detachable warrants which entitle the note holders to purchase up to 1,750,000 shares of the Company’s common stock at the exercise price of $0.50 per share until December 31, 2004.

The note holders were entitled to convert the unpaid note principal and accrued interest into the Company’s common stock until maturity, at a conversion price that equals to $0.50 of principal and accrued interest. Upon the merger, the $325,000 unpaid principal and $5,250 accrued interest mandatorily converted into 660,500 shares of the Company’s common stock and 400,000 of the detachable warrants were exercised at $0.50 per share. As of October 31, 2002, 1,350,000 of the warrants remained outstanding.

The note and detachable warrants were valued at $159,353 and $165,647, respectively, in accordance with Emerging Issues Task Force Issue (“EITF”) No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” An intrinsic value of $10,429 was recorded for the notes’ beneficial conversion feature. As a result, the notes were discounted in the amount of $169,782. The entire amount of the discount was expensed upon conversion of the notes.

NOTE 9 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carryforwards, tax credits and compensation through the issuance of stock and warrants that give rise to significant portions of the deferred tax assets recognized are presented below:

	October 31,
	2002	2001
Deferred tax assets:
Stocks and warrants	$ 46,413	$ --
Accrued executive compensation	62,010	28,392
Federal and state deferred tax benefit arising from
net operating loss carryforwards	667,323	362,364
	––––––––	––––––––
	775,746	390,756
	––––––––	––––––––
Deferred tax liabilities:
Accumulated depreciation and amortization
	(48,146)	(53,832)
Stocks and warrants	--	(76,724)
	––––––––	––––––––
	(48,146)	(130,556)
	––––––––	––––––––
Net deferred tax asset	727,600	260,200
Less valuation allowance	(727,600)	(260,200)
	––––––––	––––––––
Total deferred tax assets	$ --	$ --
	––––––––	––––––––
	––––––––	––––––––

STEALTH MEDIALABS, INC.
(A Development Stage Entity)
Notes to Financial Statements

NOTE 9 - INCOME TAXES (Continued)

Income tax benefit (expense) consists of the following at October 31:

	October 31,
	2002	2001
Current	$ --	$ --
Deferred	$ --	$ --

The Company had losses which resulted in net operating loss carryforwards for tax purposes that may be offset against future taxable income amounting to approximately $667,331 on October 31, 2002, which expire in 2022 and $362,364 on October 31, 2001, which expire in 2021. However, these carryforwards and credits may be significantly limited due to changes in the ownership of the Company as a result of future equity offerings.

Recognition of the benefits of the deferred tax assets and liabilities will require that the Company generate future taxable income. There can be no assurance that the Company generate any earnings or any specific level of earnings in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $727,600 AND $260,000 as of October 31, 2002 AND 2001.

In accordance with federal income tax regulations, the net loss incurred by Kidstoysplus.com, Inc. from inception to the date of the merger has been excluded from the benefits of the net operating loss carryforwards reflected in this footnote.

The following table presents the principal reasons for the difference between the Company’s effective tax rates and the United States federal statutory income tax rate of 35%.

	October 31,
	2002	2001
Federal income tax benefit at statutory rate	$ 511,000	$ 247,900
State income tax benefit (net of effect of federal benefit)	83,700	29,900
Non-deductible expenses	(187,800)	(17,600)
NOL carryforward from previous years	320,700	--
Valuation allowance	(727,600)	(260,00)
	––––––––	––––––––
Income Tax Benefit	$ --	$ --
	––––––––	––––––––
Effective Income Tax Rate	0%	0%
	––––––––	––––––––

STEALTH MEDIALABS, INC.
(A Development Stage Entity)
Notes to Financial Statements

NOTE 10 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Statements of Cash Flows

The supplemental cash flow disclosures are as follows:

	Year Ended October 31,
	2002	2001
Supplemental Disclosures:
Interest paid	$5,250	$2,607
Income taxes paid	--	--
	––––––	––––––
	$5,250	$2,607
	––––––	––––––
	––––––	––––––

In the Statement of Cash Flows, the following non-cash adjustments were made for the years ended October 31, 2002 and 2001:

In April 2001, the Company issued 3,211,300 shares if its common stock in exchange for all of the outstanding stock of WTI and its sole asset valued at $156,000.

In May 2001, the Company issued 141,297 shares of common stock with an ascribed value of $66,000 for equipment.

In September 2001, the Company issued 642,260 of its common stock in exchange for $300,000 of consulting services.

In November 2001, the Company issued 321,130 of its common stock in exchange for $150,000 of consulting services.

During the period from June to September 2002, the Company issued warrants valued at $94,944 in exchange for various consulting services and fees.

In August 2002, the Company issued $325,000 of convertible notes, from which $53,000 of loan cost and a loan to an unrelated third party was deducted. In addition, the above third party paid GCH Capital $200,000 for consulting services provided to the Company. The Company also issued 184,615 shares of common stock for which it recorded a subscription receivable in the amount of $200,000. The notes plus $5,250 of accrued interest were converted to common stock October 30, 2002. In connection with the issuance of the convertible stock, the Company issued warrants valued at $169,781, which was considered a discount on the note and subsequently fully expensed upon conversion of the notes.

On October 30, 2002, the Company issued warrants and common stock valued at $61,750 and $240,000, respectively, for consulting services.

On October 30, 2002, the Company issued warrants and common stock to various investors. The proceeds of $31,188 the Company was supposed to receive was offset against the consulting fee the Company owed to GCH Capital.

As of October 31, 2002 the Company has accrued $28,159 of professional fees related to raising capital.

STEALTH MEDIALABS, INC.
(A Development Stage Entity)
Notes to Financial Statements

NOTE 11 - CAPITAL STOCK ACTIVITY

The Company’s Articles of Incorporation authorizes the issuance of 50,000,000 shares of common stock, $0.001 par value per share.

As discussed in Note 1, the combination of BitzMart and Kidstoysplus.com, Inc. was treated as a recapitalization of BitzMart, whereby the Company issued to the shareholders of BitzMart 16,057,444 shares of common stock and warrants to purchase 942,579 shares of Company common stock at various exercise prices in a 1:6.4226 exchange for all of BitzMart’s outstanding shares of common stock and all of its outstanding warrants to purchase shares of common stock.

Common Stock

In October 2000, the Company issued 9,633,900 shares of restricted common stock to various individuals (the “Founders Shares”) in connection with the formation of the Company. The Company received cash in the amount $331,950 and fixed assets valued at $41,050 for the Founders Shares.

During the period from March to September 2001, the Company completed a $503,453 private placement of 1,084,039 shares of its common stock at $0.47 per share. In connection this first placement, the Company issued to a placement agent a warrant to purchase up to 89,916 shares of the Company’s common stock at an exercise price of $0.56 per share with an expiration date of August 17, 2006.

In April 2001, the Company issued 3,211,300 shares of its common stock to acquire a corporation whose sole asset was a technology license. The fair value of the technology license was deemed to be $156,000, the cost incurred by WTI to obtain the license. See Note 4 for more details.

In May 2001, the Company issued 141,297 shares of its common stock as consideration for the acquisition of computer and technology equipment valued at $66,000. The fair value of the equipment was determined based on the amount paid for the Company’s common stock by third parties at or about the time the equipment was acquired.

In September 2001, the Company issued 642,260 shares of its common stock in exchange for strategic consulting services valued at $300,000, determined based on amounts paid by third parties for the Company’s common stock.

In November 2001, the Company issued 321,130 shares of its common stock in exchange for strategic consulting services valued at $150,000, determined based on amounts paid by third parties for the Company’s common stock.

In November 2001, the Company completed a $201,300 private placement of 430,956 units (“Unit”) at $0.47 per Unit. Each Unit consisted of 1 share of the Company’s common stock and a Unit warrant, which entitled the holder to acquire 1.375 additional shares of common stock at an exercise price of $0.016 per share at anytime through December 31, 2003. All of the Unit warrants were exercised as of October 31, 2002, resulting in additional issuance of 592,565 shares of the Company’s common stock for $9,226 in cash. In connection with this placement, the Company issued to a placement agent a warrant to purchase 43,096 shares of the Company’s common stock at an exercise price of $0.56 per share.

On October 30, 2002, upon the Company’s acquisition of BitzMart, the entire principal along with accrued interests of the convertible notes in the amount of $330,250 were converted into 660,500 shares of the Company’s common stock. 400,000 of the detachable warrants were exercised at $0.50 per share for a total of $200,000.

In October 2002, the Company issued 184,615 shares of its common stock for $200,000. As of October 31, 2002, the Company hasn’t received the payment from the stock subscriber. In December 2002, the 184,615 shares of stock was returned back to the Company as a result of mutual release agreement between the subscriber and the Company, and the subscription was canceled.

STEALTH MEDIALABS, INC.
(A Development Stage Entity)
Notes to Financial Statements

NOTE 11 - CAPITAL STOCK ACTIVITY (Continued)

On October 30, 2002, the Company issued 684,000 shares of its common stock, valued at $240,000 at the Company’s option in lieu of cash, in exchange for investment banking and prepaid strategic consulting services rendered in connection with the merger transaction described in Note 1. In addition, the Company also issued a warrant to purchase up to 500,000 shares of the Company’s common stock, exercisable at the price of $0.35 per share, until July 1, 2004, as additional compensation for the consulting services. The warrants were valued at $61,750 in total.

On October 30, 2002, the Company sold to six unrelated investors 3,118,750 shares of its common stock and warrants to purchase up to 3,000,000 additional shares of the Company’s common stock at an exercise price of $0.35 per share, until October 1, 2003, for $31,188.

Warrants – Not Disclosed Elsewhere

In November 2001, the Company issued a warrant to purchase up to 224,791 shares of the Company’s common stock at an exercise price of $0.56 per share, exercisable until November 14, 2004, in payment for director fees. The warrants had minimal value.

In June 2002, the Company issued a warrant to purchase up to 199,422 shares of the Company’s common stock at an exercise price of $0.56 per share, exercisable until December 31, 2006, in payment for consulting services. The warrants were valued at $30,342.

In September 2002, the Company issued a warrant to purchase up to 256,904 shares of the Company’s common stock at an exercise price of $0.47 per share, exercisable until September 3, 2007, in payment to the Company’s President and CEO for guaranteeing a $40,000 loan to the Company. The warrants were valued at $43,068.

In September 2002, the Company issued a warrant to purchase up to 128,452 shares of the Company’s common stock at an exercise price of $0.47 per share, exercisable until September 3, 2007, in payment for consulting services. The warrants were valued at $21,534.

A summary of the Company’s outstanding stock warrants as of October 31, 2002 is as follows:

Grant Date	Number of Warrants	Date Exercisable	Exercise Price Per Share	Expiration Date
8/17/01	89,916	8/17/01	$ 0.56	8/17/06
11/14/01	224,791	11/14/01	$ 0.56	11/14/04
11/28/01	43,096	11/28/01	$ 0.56	11/30/06
6/19/02	199,422	6/19/02	$ 0.56	12/31/06
8/1/02	1,350,000	8/1/02	$ 0.50	7/31/04
9/3/02	256,904	9/3/02	$ 0.47	9/3/07
9/3/02	128,452	9/3/02	$ 0.47	9/3/07
10/30/02	325,000	10/30/02	$ 0.35	6/30/04
10/30/02	3,000,000	10/30/02	$ 0.35	10/1/07
	_________

Total	5,617,581
	=========

STEALTH MEDIALABS, INC.
(A Development Stage Entity)
Notes to Financial Statements

NOTE 11 - CAPITAL STOCK ACTIVITY (Continued)

Stock Options

On October 31, 2000 the Board of Directors of the Company approved the 2000 Incentive and Non-Statutory Stock Option Plan (the “Option Plan”). The Option Plan provides for the grant of incentive and non-qualified options to purchase up to 2,000,000 shares of common stock to officers, directors, employees, and other qualified persons that may be selected by the Plan Administrator (which currently is the Board of Directors). The Plan is intended to help attract and retain key Company employees and any other persons that may be selected by the Plan Administrator and to give those persons an equity incentive to achieve the objectives of the Company’s shareholders.

Incentive stock options may be granted to any individual who, at the time of grant, is an employee of the Company or any related corporation. Non-qualified stock options may be granted to employees and to any other persons that may be selected by the Plan Administrator. The Plan Administrator fixes the term and exercise price for options, subject to certain minimum exercise prices in the case of incentive stock options, which prices shall not be less than 100% of market price on the date of the grant. Options will not be exercisable until they vest according to a vesting schedule specified by the Plan Administrator at the time of grant of the option. No options have been granted under the Plan, and we do not expect that the Company will grant any options.

As of October 31, 2002, no stock options have been granted pursuant to the Plan.

On October 30, 2002, the Company’s Board of Directors adopted the 2002 Consultant Compensation Plan and authorized 3,000,000 shares to be reserved for use in connection with grants of stock bonuses, nonqualified stock options (with or without stock appreciation rights) or otherwise to consultants of the Company as compensation or additional incentive. The plan permits the Board of Directors, or a committee appointed by the Board of Directors, to grant nonqualified stock options, SARs or stock bonuses to consultants selected by the Board of Directors. Upon adoption of the plan, the Company issued to GCH Capital, a consultant, the following consideration: (i) to right to purchase up to 325,000 shares of our common stock at an exercise price of $0.35 per share at any time during the period ended October 30, 2007, and (ii) 684,000 shares of our common stock. In December 2002, we filed a registration statement on Form S-8 registering all shares of common stock underlying the 2002 Consultant Compensation Plan. 3,000,000 shares were reserved for issuance upon exercise of nonqualified options or stock awards given under the 2002 Consultant Compensation Plan. 684,000 were issued in October 2002 under the Plan.

NOTE 12 - RELATED PARTY TRANSACTIONS

During fiscal year 2002, the Company purchased a test vehicle for $6,000 from a founding shareholder and a Director of the Company. The purchase price was based on the wholesale “Blue Book” value of the vehicle.

During fiscal year 2001, the Company received a loan from a founding shareholder in the amount of $50,000. The Company repaid the loan in the same fiscal year and paid interest of $2,027. During fiscal year ended October 31, 2001, the Company received from the president, a non-interest bearing loan of approximately $26,000. As of October 31, 2002, the remaining unpaid balance was $200.

During fiscal 2002 and 2001, the Company paid approximately $149,000 and $80,000, respectively, to Windy City Software for rental of office space, internet connectivity and computer programming services. The majority owner of Windy City Software has served as a director of the Company since September 2002 and is the non-employee Chief Technology Officer of the Company since September 2000. As of October 31, 2002 and 2001, the amount of these payments for rent expense amounted to $13,200 and $13,250, respectively.

During fiscal 2002 and 2001, the spouse of the Company’s president (“President”) assisted the President and served as a consultant to the Company, providing limited services related to capital raising, business development and marketing. Also during this period the spouse advanced a total of $88,000 to the Company to pay certain expenses and the Company reimbursed her for those expenses during those years.

STEALTH MEDIALABS, INC.
(A Development Stage Entity)
Notes to Financial Statements

NOTE 12 - RELATED PARTIES (Continued)

During fiscal 2002 and 2001, the Company made approximately $90,000 in payments to a marketing consulting firm, owned by the President’s spouse. These payments were applied against the accrued salary owed to the President and recorded as compensation expense. The payments should have been paid directly to the President. Consequently, the Company inadvertently under-reported wages paid to the President by $90,000. The related combined payroll tax liability of the Company and the President was approximately $15,000. As of October 31, 2002 and 2001, the Company accrued $156,788 and $71,788, respectively, to the President for unpaid salary.

In September 2002, the President guaranteed a $40,000 loan to the Company. In exchange for the loan guarantee, the Company issued a warrant to the President to purchase 256,904 shares of the Company’s common stock at an exercisable price of $0.47 per share exercisable until September 3, 2007.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company is subject to a litigation claim for approximately $65,000 brought by a former employee. Management believes the claim is without merit and intends to defend itself vigorously in this matter.

The Company is a party to a license agreement for certain technology developed at the University of Miami. Failure to commercialize the licensed technology by February 2004, or reimburse the University for patent fees and R&D expenses, may result in cancellation of the license agreement and therefore lose the right to utilize such technology, which could cause the Company to significantly alter its business plan and operations.

NOTE 14 - CONCENTRATIONS

The Company currently has two products that are under development. Lack of product development or customer interest could have a materially adverse effect on the Company. Further, significant changes in technology could lead to new products or services that compete with the product to be offered by the Company. These changes could materially affect the Company by rendering the Company’s products obsolete.

In 2003, the Company will need to generate funding by raising capital through the sale of common stock or the exercise of warrants. Should the Company fail to obtain such funding, it may need to find alternative sources of financing, alter its business plan or significantly curtail its operations.

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to October 31, 2002, the Company has completed a private placement of common stock and warrants to five existing shareholders. The Company received $125,000 in proceeds and issued 250,000 shares of its common stock and warrants to purchase 300,000 additional shares for $0.50 each over the three-year period ended December 31, 2005. The Company agreed to utilize the proceeds solely to pay professional fees and related expenses incurred in meeting the Company’s obligations under the Securities Act of 1934, and to file a registration statement in early 2003 under the Securities Act of 1933. The Company also issued 350,000 shares of its common stock and 150,000 warrants as prepaid consulting fees to an investment banking firm.

On December 1, 2002, the Company entered into a lease agreement and moved into a new facility. The lease period is for three years and rent will be $1,243 per month.

In February 2003, the Company formed Rolling Dream, a wholly-owned subsidiary incorporated in the State of Illinois.

SIGNATURES

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard Leventhal, as his true and lawful attorney-in-fact and agent with full power of substitution and substitution, for him and in his name, place, and stead, in any and all capacities, to sign any or all amendments to this Registration Statement on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2003

By: /s/ Howard Leventhal Howard Leventhal President and CEO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Howard Leventhal Howard Leventhal	CEO and Director (Principal Executive Officer) Principal Financial Officer and Accounting Officer	March 7, 2003

/s/ Anan Yaagoub Anan Yaagoub	Director	March 7, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
AND PRINCIPAL FINANCIAL OFFICER

         I, Howard E. Leventhal, Chief Executive Officer of Stealth MediaLabs, Inc., certify that:

         1. I have reviewed this annual report on Form 10-KSB of Stealth MediaLabs, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ Howard E. Leventhal
Howard E. Leventhal
Chief Executive Officer and
Principal Financial Officer