Form 10QSB
period 2003-01-31
STEALTH MEDIALABS INC
filed 2003-04-21
CIK 1084551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 000-26439

Stealth MediaLabs, Inc.

(Exact name of small business issuer as specified in its charter)

NEVADA	98-0203927
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11475 Commercial Ave., Suite 11, Richmond, IL                             60071
(Address of principal executive offices)                                        (Zip Code)

     Issuer’s telephone number: (847) 356-0799

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 21,602,184 shares at March 28, 2003.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Stealth MediaLabs, Inc.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Stealth MediaLabs, Inc.

THE COMPANY DID NOT OBTAIN A REVIEW OF THESE INTERIM FINANCIAL STATEMENTS BY AN INDEPENDENT ACCOUNTANT USING PROFESSIONAL REVIEW STANDARDS AND PROCEDURES, ALTHOUGH THAT REVIEW IS REQUIRED BY PARAGRAPH (b) OF ITEM 310 OF REGULATION S-B.

Item 1. Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheet as of
January 31, 2003 (unaudited) and October 31, 2002	3
Condensed Consolidated Statements of Operations
for the three months ended January 31,
2003 and 2002 and the cumulative period from
September 25, 2000 to January 31, 2003 (unaudited)	4
Condensed Consolidated Statements of Cash Flows
for the three months ended January 31,
2003 and 2002 and the cumulative period from
September 25, 2000 to January 31, 2003 (unaudited)	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis or Plan of Operations	8
Item 3. Controls and Procedures	10
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	10
Item 2. Changes in Securities	10
Item 3. Defaults on Senior Securities	12
Item 4. Submission of Matters to a Vote of Security Holders	12
Item 5. Other Information	12
Item 6. Exhibits and Reports on Form 8-K	12
Signatures	13
Certifications	14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Stealth MediaLabs, Inc.

THE COMPANY DID NOT OBTAIN A REVIEW OF THESE INTERIM FINANCIAL STATEMENTS BY AN INDEPENDENT ACCOUNTANT USING PROFESSIONAL REVIEW STANDARDS AND PROCEDURES, ALTHOUGH THAT REVIEW IS REQUIRED BY PARAGRAPH (b) OF ITEM 310 OF REGULATION S-B.

Stealth MediaLabs, Inc. and Subsidiary
(A Development Stage Entity)
Condensed Consolidated Balance Sheet
January 31, 2003 (Unaudited) and October 31, 2002

	Jan 31, 03 (unaudited)	Oct 31, 02
ASSETS
Current Assets
Cash and cash equivalents	133,147	172,596
Inventory	28,468	0
Prepaid Expenses	3,667	0

Total Current Assets	165,282	172,596
Property & Equipment, net	37,486	46,592
Intangible Assets, net	137,800	140,400

	340,568	359,588

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from an officer and director	200	200
Accounts Payable	6,000	6,437
Accrued Liabilities	244,357	242,391

Total Current Liabilities	250,557	249,028
Commitments and Contingencies
Stockholders’ Equity
Common Stock; $.001par value;
authorized - 50,000,000 shares;
issuued and outstanding - 21,602,184 at
Jan. 31, 2003 and 21,786,799 at Oct. 31, 2002	21,602	21,187
Additional Paid In Capital	3,176,500	2,810,923
Deferred Compensation	(708,335)	(279,342)
Subscription Receivable	0	(200,000)
Deficit accumulated in the develpments stage	(2,399,756)	(2,242,208)

Total Stockholders' Equity	90,011	110,560

	340,568	359,588

See accompanying notes to these condensed consolidated financial statements

Stealth MediaLabs, Inc. and Subsidiary
(A Development Stage Entity)
Condensed Consolidated Statement of Operations
For the three months ended January 31, 2003 and 2002 and for the Period from September 30, 2000 (Commencement of Operations) to January 31, 2002
(Unaudited)

		Three months ended 1/31/03	Three months ended 1/31/02		September 25, 2000 (Commencement) to January 31, 2003
Revenue		0.00	--		11,000.00
Cost of Goods Sold		0.00	--		16,216.54

Gross Profit		0.00	0.00		(5,216.54)
Expense
Business Promotion Expense		27,995.07	33,340.49		222,751.01
Depreciation and Amortization		9,107.17	3,706.14		73,860.08
General & Administrative Expens		83,009.06	47,341.28		1,508,700.65
Research & Development		37,470.00	73,600.00		412,976.02

Total Expense		157,581.30	157,987.91		2,218,287.76

Operating Loss		(157,581.30)	(157,987.91)		(2,223,504.30)
Other (Income) Expense
Interest Income		31.37	783.70		3,833.08
Interest Expense		0		0	178,301.49

Net Other Income (Expense)		31.37	783.70		(174,468.41)

Net Loss to Common Stockholders		(157,549.93)	(157,204.21)		(2,397,972.71)

Basic and Diluted Loss Per Share	(0.0	07)	(0.0	10)

Weighted Average Number of Shares of
Common Stock Outstanding	21,492,3	55	15,742,5	89

See accompanying notes to these condensed consolidated financial statements

Stealth MediaLabs, Inc. and Subsidiary
(A Development Stage Entity)
Condensed Consolidated Statement of Cash Flows
Three months ended January 31, 2003 and 2002 and for the Period from September 30, 2000 (Commencement of Operations) to January 31, 2002
(Unaudited)

	Three months ended Jan. 31, 2003	Three months ended Jan. 31, 2002	September 25, 2000 (Commencement) to Jan. 31, 2003
Cash Flows from Operating Activities
Net Loss	(157,550)	(157,204)	(2,399,758)
Adjustments to reconcile Net Income to net cash provided by operations
Consuting fees paid by issuance of warrants	--	--	245,791
Amortization of Loan Discount	--	--	169,781
Non-cash interest expense	--	--	5,250
Amortization of Deferred Compensation	12,000	--	364,750
Inventory purchases	(28,468)	--	(28,468)
Prepaid Expenses	(3,667)	18,100	(3,667)
Depreciation and amortization	11,707	3,706	92,061

Changes in liabilites	--	--	--
Accounts Payable	(438)	--	6,000
Accrued Payroll - related party	--	--	168,696
Accrued Expenses	1,967	17,465	47,502

Net cash used in Operating Activities	(164,449)	(117,933)	(1,332,062)
Cash Flows from Investing Activities
Purchase of fixed assets	--	--	(3,846)

Net Cash used in Investing Activities	--	--	(3,846)
Cash Flows from Financing Activities
Net proceeds from convertible debt	--	--	272,000
Loans from director and officers	--	--	76,550
Repayment of loans from directors and officers	--	--	(76,350)
Net proceeds from exercise of warrants	--	--	161,000
Net proceeds from issuance of common stock	125,000	171,466	784,355
Collection of subscription receivable	--	--	251,500
Proceeds of borrowings from bank	--	--	40,000
Repayment of bank loan	--	--	(40,000)

Net cash provided by Financing Activities	125,000	171,466	1,469,055

Net cash (decrease) increase for period	(39,449)	53,532	133,147
Cash anda Cash Equivalents, Beginning of period	172,596	102,017	--

Cash anda Cash Equivalents, end of period	133,147	155,540	133,147

See accompanying notes to the condensed consolidated financial statements for additional information relating to non-cash investing and financing activities concerning prepaid consulting fees, issuance of common stock related to convertible debt and warrants and related party payables during the periods.

Stealth MediaLabs, Inc. and Subsidiary
(A Development Stage Entity)
Notes to Condensed Financial Statements (Unaudited)
January 31, 2003

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         THE COMPANY DID NOT OBTAIN A REVIEW OF THESE INTERIM FINANCIAL STATEMENTS BY AN INDEPENDENT ACCOUNTANT USING PROFESSIONAL REVIEW STANDARDS AND PROCEDURES, ALTHOUGH THAT REVIEW IS REQUIRED BY PARAGRAPH (b) OF ITEM 310 OF REGULATION S-B.

Note 1 – Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

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

         Since the inception of the Company, management has focused on the process of raising capital through private placement of common stock and warrants, effecting its business merger, and performing research and development activities.

Principles of Consolidation

         These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Watermark Technology, Inc. (“WTI”), a Florida corporation, incorporated in 2000 and RollingDream, Inc., an Illinois corporation incorporated in 2003. All intercompany transactions have been eliminated on consolidation.

Research and Development Costs

The cost of research, development and product improvement expenditures are charged to expense as they are incurred. Research, development and product improvement costs included in operating expenses amounted to $37,470 and $73,600. for the quarters ended January 31, 2003 and January 31, 2002, respectively.

         For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended October 31, 2002 as filed with the Securities and Exchange Commission.

Note 2 – Going Concern

         The Company is in the development stage. The Company currently is pursuing additional financing to fund the product development and marketing efforts during the coming year. Existing funds are insufficient to execute the marketing alliance plan for revenue development and make programming modifications to the decoder application requested by specific operating system vendors. There are no assurances the Company will receive funding necessary to continue the execution of the encoder marketing and decoder distribution plans, potentially resulting in the liquidation of the Company.

Note 3 – Accrued Liabiliites

         Accrued liabilities consist of the following at January 31:

	2003	2002
Accrued employee compensation and benefit costs	$156,788	$89,288
Accrued professional fees and insurance	87,569	--

	$244,357	$89,288

         The Company does not have any liability or asset protection insurance policies, and is not aware of any contingencies which would require an accrual for potential loss.

Note 4 – Leases

         On December 1, 2002, the Company entered into a lease agreement and moved into a new facility. The lease period is for three years and rent is $1,243 per month.

         Future lease obligations are as follows:

February through October 31, 2003	$11,187
2004	14,916
2005	14,916

$41,019

Note 5 – Supplemental Disclosures of Cash Flow Information

         In the Statement of Cash Flows, the following non-cash adjustments were made for the three months ended January 31, 2003 and 2002:

         In November 2001, the Company issued 321,130 shares of its common stock in exchange for $150,000 of consulting services.

         On December 8, 2002, the Company issued 250,000 shares of common stock and warrants to purchase 300,000 additional shares to four investors who are existing stockholders in a private placement. The proceeds of $125,000 was earmarked for accounting, auditing and legal services related to required financial reporting and related matters.

         On December 22, 2002, the Company issued 350,000 shares of common stock and warrants to purchase up to 175,000 shares, valued at $175,000 and $66,177 respectively. The shares were issued for advisory services from Westminster Securities who was retained to assist the Company with future marketing and development of our business and handling of our investor relationships over the next five years. The value of these securities was charged to deferred compensation and will be amortized over five years. Deferred amortization of $12,000 is reflected in the cash flows statement for the three months ended January 31, 2003.

Note 6 – Capital Stock Activity in the Three Months Ended January 31, 2003

         On December 8, 2002, the Company issued 250,000 shares of common stock and warrants to 4 investors. The Company agreed to utilize the proceeds of $125,000 solely to pay professional fees and related expenses incurred in meeting the Company’s obligations under the Securities Act of 1934, and to file a registration statement in early 2003 under the Securities Act of 1933.

         On December 22, 2002, the Company issued 350,000 shares of common stock valued at $175,000, for advisory services from Westminster Securities who was retained to assist the Company with future marketing and development of our business and handling of our investor relationships over the next five years.

Warrants

         On December 8, 2002, the Company granted 300,000 warrants to purchase shares of common stock at $.50 to four stockholders. The warrants expire in 3 years.

         On December 22, 2002, the Company granted 175,000 warrants to purchase common stock at $.50 per share valued at $66,177, for advisory services from Westminster Securities who was retained to assist the Company with future marketing and development of our business and handling of our investor relationships over the next five years. The warrants expire in 5 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following discussion and analysis explains our results of operations for our last Quarter ending January 31, 2003, our financial condition and liquidity and our plan of operations for the balance of this fiscal year. You should review our discussion and analysis of financial condition and results of operation in conjunction with our financial statements and the related notes.

General Overview

                  Stealth MediaLabs was organized and incorporated under the laws of Nevada on February 4, 1999 as Kidstoysplus.com, Inc. BitzMart, Inc. was incorporated in Colorado on October 31, 2000. On October 30, 2002, an acquisition transaction was completed in which we acquired all outstanding stock of BitzMart in exchange for an amount of our common stock equal to approximately 88% of our issued and outstanding shares following the transaction. Our corporate name was changed to Stealth MediaLabs and BitzMart’s officers and certain of its directors became our officers and directors and we changed our fiscal year end from January 31 to October 31. The transaction was considered a recapitalization of BitzMart for financial reporting purposes and accordingly our financial statements and this discussion and analysis pertain to BitzMart and its business and operations, as the previous business and assets of Kidstoysplus were transferred to certain of its stockholders prior to the transaction.

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

                  Beginning late in the fiscal year ended October 31, 2002, and continuing through the present we have also developed and test marketed resales of pre-owned motor vehicles which we purchase, and retrofit with satellite TV and radio systems, a laptop PC with wireless Internet access, DVD, and video game entertainment systems. Generally, we have purchased used SUV vehicles, retrofitted them with these technology enhancements and resold the vehicle using the Ebay™ Internet auction system. We have designated this project as RollingDream™ and we believe that if successful we may be able to generate minimal cash flow to support our administrative costs during the next few months.

                  Our ability to focus on and execute our business plan has been severely hampered since our inception by our limited financial resources. As a result, much of our effort since inception have been devoted to the pursuant of financing. Financial advisers and placement agents selected by us did not materially assist us in the capital raising process and we believe we were deterred by poor advice and assistance we received. We pursued and completed the acquisition transactions described above, pursuant to which we became a public-reporting corporation subject to the reporting obligations of the Securities Exchange Act of 1934 at the advice of some of the advisers and consultants. We expected that becoming a public reporting entity would assist us to raise additional capital. However, as explained elsewhere in this Report, a majority of the $525,000 which we raised in anticipation of becoming public were consumed by charges and expenses in connection with the offering, transaction costs and expenses incurred in complying with public reporting obligations. In short, had BitzMart foregone the advice to be acquired by a public entity, it would likely have been in a better position to obtain required financing and to commercialize the StealthChannel technology. Notwithstanding these developments, we are now in a position going forward to provide liquidity to the stockholders, make available to the investing public the results of our operations and development of our business and proceed with our business plans as the capital resources become available.

Results of Operations

         Quarter ended January 31, 2003 (2003) and Quarter ended January 31, 2002 (2002)

         Revenue. During the first quarter of 2003, we did not have any sales of RollingDream™ vehicles. We had no revenue in connection with our attempts to complete and commercialize the StealthChannel technology. Accordingly, we had no cost of cost of goods sold.

         Research and Development. In 2003 we had $ 37,470 of research and development expense paid to unrelated parties compared to $ 73,600 in 2002 . The decrease was due to our lack of operating capital.

         Business Promotion Expenses. In 2003 we had $ 27,995 of business promotion and marketing expense compared to $ 33,340.49 in 2002. The decrease was due to our lack of operating capital.

         Depreciation Expense. Depreciation and amortization expense increased to $9,107 in 2003 from $3,706 in 2002 due to new additions that occurred in fiscal 2002.

         General and administrative expenses. General and administrative expenses increased to $83,009 in 2003 compared to $47,341 in 2002. The 2003 increase over 2002 was attributable to non-cash stock- and warrant-based compensation for consulting services and amortization of deferred compensation.

         Net cash used in operating activities since inception was $2.2 million. All expenditures are the result of research and development expenses, general and administrative expenses and business promotion expenses and marketing expenses.

         Interest Income/Expense. Interest income decreased to $31 in 2003 from $784 in 2002 due to lower interest rates paid and a lower average cash balances. There was no interest expense in either period.

         Income Tax expense. Due to operating losses, there was no income tax provision in 2003 or in 2002. The Company had losses that resulted in net operating loss carryforwards for tax purposes that may be offset against future taxable income amounting to approximately $667,331 on October 31, 2002, which expire in 2022 and $362,364 on October 31, 2001 which expire in 2021. However, these carryforwards and credits may be significantly limited due to changes in the ownership of the Company as a result of future equity offerings.

Noncash Charges

         Included in the expenses described above are certain non-cash charges totaling $23,707 in 2003 compared to $3,706 in 2002. A summary of those non-cash charges in each of the reported quarters is as follows:

	Item	Amount Charged
2003	Depreciation	11,707
	Amortization of deferred compensation	12,000

		23,707
2002	Depreciation	3,706

         Of the $ 2,399,758 in net losses realized from commencement of operations to January 31, 2003, $786,000 or 33% was due to non-cash charges related to our issuance of common stock and warrants entitling the holders to purchase additional shares of our common stock in the future, for services and other assistance provided to us.

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

         In summary, the 2002 acquisition transaction diluted the ownership interest of the original BitzMart shareholders, resulted in only minimal net cash proceeds, substantially increased our general and administrative expenses by requiring us to become subject to the reporting obligations of the Securities Exchange Act of 1934 and diverted the time of our management and directors away from implementing our business plan and conducting our business as we had anticipated. In early December 2002, we terminated all relationships with the placement agent and financial advisers who had recommended the acquisition transaction. Subsequently, we retained Westminster Securities to assist us with future marketing and development of our business and handling of our investor relationships. We issued 350,000 shares of our common stock and warrants to purchase up to an additional 175,000 shares at $.50 to Westminster Securities for services to be rendered over the next five years.

Liquidity and Capital Resources

         As of January 31, 2003, we had cash or cash equivalents of $133,147. We had accounts payable and accrued liabilities in the amount of $250,557. Our auditors have expressed substantial doubt as to our ability to continue as a going concern without additional financing. We do not anticipate that our cash on hand will be sufficient to enable us to meet our anticipated expenditures.

         Since our inception through the end of the first quarter 2003, we have received approximately $1.83 million in cash investments from our Founders and from private investors. Due to capital raising and legal compliance expenses that were higher than we anticipated, approximately $1,025,000 of these investments were available to implement our business plans. When BitzMart was formed in October 2000, we estimated that $1.5 Million to $3.0 million would be required to fund our business plans We have been able to raise only a fraction the of capital required. As of January 31, 2003, we had a working capital deficiency of approximately $596,000. We have used the net proceeds we received from these investments for research and development associated with the StealthChannel technology, for business development activities to establish marketing alliances and for additional fund raising activities. This result occurred in general due to the general downturn in equity markets, specific concern by potential investors over technology companies and because we lacked sufficient initial capitalization to promptly demonstrate the potential and efficacy of the StealthChannel technology to potential investors and joint venture participants.

         We are also seeking secured financing of a minimum of $100,000 and up to $1,000,000 to implement our RollingDream line of business for the next 12 months. We would expect that if we succeed achieving significant additional financing for RollingDream, that resulting cash flow retained from sales will fund a substancial portion of the StealthChannel research and development that we can foresee over the next year. We do not plan to seek equity investments for this purpose, although certain types of equity incentives may be offered to secured lenders in exchange for favorable terms. We have not received any commitment from any lender for this project, In February 2003 our CEO and his spouse personally borrowed $50,000 and lent it to us for the RollingDream business, and in March, the CEO and one of our stockholders arranged to borrow and re-lend to RollingDreams and additional $75,000 for the same purpose. We intend to make satisfactory compensation arrangements with these lenders for this lending facility and for any future similar arrangements. If we are unable to borrow additional funds for this project we plan to proceed more slowly and fund each vehicle with proceeds from sales of retrofitted vehicles.

         Despite our efforts, we have so far been unable to secure additional debt or equity investments from third parties. Accordingly, certain of the founding stockholders, including the President of the Company (the “Founders”), have proposed and plan to invest approximately $320,000 in equity and to loan an additional $320,000 to Registrant, for a total of at least $640,000. Approximately $120,000 of the loan was advanced in February and March 2003, as discussed above.

         The expected terms for the $320,000 equity investment would be common stock at $0.08 per share (4.0 million shares of common stock) plus warrants to purchase up to an additional 20 million shares at $0.10 per share during a three year period. The debt would be represented by a one year secured debenture with interest at 15% per annum, payable quarterly, with provisions that if the principal and interest is not fully paid at maturity, in addition to the Debentureholder’s right to pursue collection of the debt, a number of bonus shares of our common dtock would be issued to each Debentureholder, equal to the unpaid principal plus accrued interest at maturity divided by $0.08 per share (“bonus shares”); and five (5) three year stock purchase warrants exerciseable at $0.10 per share for each bonus share issued.

         The issuance of these securities will be materially dilutive to existing stockholders and warrantholders of the Company, but we have has concluded that no other financing on any better terms is available to the Company. We intend to permit other stockholders who have made material cash investments in the Company or its predecessor, BitzMart, Inc. during the past two years to invest in equity and debt of the Company on the same terms, described above, that will be offered to the Founders, and has proposed that such investors match the proposed investment of the Founders.

         We have authorized in the corporate charter to issue up to 50,000,000 shares of common stock. Issuance of common stock described above would exhaust our authorized common stock, before any warrants are exercised. Accordingly, we expect to request that our stockholders approve amendments to our Articles of Incorporation of to increase the number of authorized shares of Common Stock to at least 150,000,000 shares. The Founders of the Company hold sufficient Common Stock to assure that such an amendment will ultimately be approved.

         The Founders, including our President, do not intend that we will use any of the proceeds from the additional investment they intend to make for expenses related to continuing to comply with reporting requirements under the Securities Exchange Act of 1934, as amended (“1934 Act”). The proceeds from the investments will be used primarily to continue to develop our StealthChannel technology and the RollingDream business. Accordingly, unless significant additional equity investments by outside investors or existing stockholders or warrant holders is received, we anticipate that we will become delinquent in filing required reports under the 1934 Act. As a result, it is likely that our stock will be removed from the OTCBB market and there would probably be no public market for our shares.

         In addition to the adverse effect our limited financial resources is having on our business, we are unable to pay or make other financial arrangements with our independent auditors to have that firm review this Quarterly Report on Form 10-QSB for the quarter ended January 31, 2003. We are therefore filing our Form 10-QSB for the first quarter, unaudited, without benefit from such a review by the auditors, which is required by Regulation SB.

         We anticipate that if we can raise approximately $250,000 in equity during the fiscal year, we will be able to meet our fixed operating expenses, and meet our obligations under our license. However, we would not have sufficient financial resources to continue to meet our filing obligation under the 1934 Act. We believe our estimates of our capital requirements to be reasonable. The capital requirements are only estimates and can change for many different reasons, some of which are beyond our control. We cannot make assurances that we will successfully complete any financing transaction in a timely manner, if at all. If we are unable to obtain financing to fund the business development activities, we will be unable to continue as a going concern.

          We expect net losses to continue through at least the present fiscal year, as we will have significant expenses in connection with completing the development of our technology, our efforts to market the technology to third parties and co-venturers and related expenses.

Subsequent Events

         In the first quarter2003 we received a notice of breach of our license of patents and technology used in our StealthChannel technology. The notice gave us until April 24, 2003 to pay a minimum of $10,170 then owed under the license agreement. We paid the amount owed in March, 2003, but we are required to make additional payments totaling a minimum of at least $ 15,000 to the licensor in April 2003. Presently we lack the cash assets to assure that we will be in a position to pay this obligation when it becomes due or within the grace period allowed, or that we will be able to make other future minimum royalty payments to the licensor in the future. If our license should be terminated due to our inability to meet our financial obligations to the licensor, we would not be able to pursue any portion of our StealthChannel business plan and our Company would fail.

         In February 2003, the Company formed RollingDream, Inc., a wholly-owned subsidiary incorporated in the State of Illinois. RollingDream was licensed by the State of Illinois to conduct business as an automobile dealer in late January. As of the date of this report, RollingDream has generated gross sales of $87,672 in the second quarter.

ITEM 3. CONTROLS AND PROCEDURES

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

         (b)Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls. We have taken steps to formalize our regular and recurring transaction recording procedures, and we have retained a consultant on a temporary basis to assist us to properly record and report our financial condition. However, we had insufficient cash resources available to have our independent auditor review this report prior to filing

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (1) Reports on Form 8-K:

We filed the following Current Reports on Form 8-K during the first quarter of 2003 and through the date of this report:

Date of Report	Date Filed	Items Reported
October 30, 2002	November 8, 2002	Item 1. Changes in Control, Item 2. Acquisition or Disposition of Assets, Item 5. Other Events.
December 13, 2002	December 20, 2002	Item 5. Other Events.
January 15, 2003	January 30, 2003	Item 4. Changes in Registrant’s Certifying Accountant, Item 7. Financial Statements and Exhibits.
March 18, 2003	March 18, 2003	Item 5. Other Events, Item 7. Financial Statements and Exhibits, Item 9. Regulation FD Disclosure.
October 30, 2002 amended	March 10, 2003	Item 7. Financial Statements and Exhibits.
April 7, 2003	April 7, 2003	Item 5. Other Events.

Item 7. Financial Statements and Exhibits.

         (2) Exhibits (none)

Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 21, 2003

Stealth MediaLabs, Inc.

By: /s/ Howard Leventhal Howard Leventhal, President and CEO; Treasurer and Principal Accounting Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
AND PRINCIPAL FINANCIAL OFFICER

                  I, Howard E. Leventhal, Chief Executive Officer of Stealth MediaLabs, Inc., certify that:

                  1. I have reviewed this quarterly report on Form 10-QSB of Stealth MediaLabs, Inc.;

                  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                  4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;   b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                  5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                  6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 21, 2003

/s/ Howard E. Leventhal
Howard E. Leventhal
Chief Executive Officer and
Principal Financial Officer