Form 10QSB
period 2003-04-30
STEALTH MEDIALABS INC
filed 2003-07-15
CIK 1084551

10QSB 2 stealth4300310q.htm APRIL 30, 2003 FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

         State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 21,602,184 shares at April 30, 2003.

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

Item 1. Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheet as of
April 30, 2003 (unaudited) and October 31, 2002	3
Condensed Consolidated Statements of Operations
for the three months ended April 30, 2003
and the cumulative period from
September 25, 2000 to January 31, 2003 (unaudited)	4
Condensed Consolidated Statements of Cash Flows
for the three months ended April 30, 2003
and the cumulative period from
September 25, 2000 to January 31, 2003 (unaudited)	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis or Plan of Operations	9
Item 3. Controls and Procedures	13
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 2. Changes in Securities	14
Item 3. Defaults on Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits and Reports on Form 8-K	15
Signatures	16
Certifications	17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Stealth MediaLabs, Inc.

THE COMPANY DID NOT OBTAIN A REVIEW OF THESE INTERIM FINANCIAL STATEMENTS BY AN INDEPENDENT ACCOUNTANT USING PROFESSIONAL REVIEW STANDARDS AND PROCEDURES, ALTHOUGH THAT REVIEW IS REQUIRED BY PARAGRAPH (b) OF ITEM 310 OF REGULATION S-B.

Stealth MediaLabs, Inc. and Subsidiary
(A Development Stage Entity)
Condensed Consolidated Balance Sheet
April 30, 2003 (Unaudited) and October 31, 2002

ASSETS	30-Apr-03
	Unaudited	31-Oct-02
Current Assets
Cash and cash equivalents	$ 47,991	$ 172,596
Inventory	$ 85,672	$ -
Prepaid Expenses	$ 3,667	$ -
Total Current Assets	$ 137,330	$ 172,596
Property & Equipment, net	$ 127,890	$ 46,592
Intangible Assets, net	$ 157,665	$ 140,400
Total Assets	$ 422,885	$ 359,588
LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Loans from an officer and director	$ 200	$ 200
Notes Payable	$ 67,332	$ -
Accounts Payable	$ 71,933	$ 6,437
Accrued Liabilities	$ 242,391	$ 242,391
Total Current Liabilities	$ 381,856	$ 249,028
Commitments and Contingencies
Stockholders’ Equity
Common Stock; $.001par value;
authorized - 50,000,000 shares;
issuued and outstanding - 21,602,184 at
Apr. 30, 2003 and 21,786,799 at Oct. 31, 2002	$ 21,602	$ 21,187
Additional Paid In Capital	$ 3,176,500	$ 2,810,923
Deferred Compensation	$ (678,607)	$ (279,342)
Subscription Receivable	$ -	$ (200,000)
Deficit accumulated in the development stage	$ (2,478,466)	$ (2,242,208)
Total Stockholders' Equity	$ 41,029	$ 110,560

Total Liabilities and Stockholders' Equity	$ 422,885	$ 359,588

See accompanying notes to these condensed consolidated financial statements

Stealth MediaLabs, Inc. and Subsidiary
(A Development Stage Entity)
Condensed Consolidated Statement of Operations
For the three months ended April 30, 2003 and for the Period from September 30, 2000 (Commencement of Operations) to January 31, 2003
(Unaudited)

25-Sep-00
	Three Months	(Commencement)
	ended 30-Apr-03	to 31-Jan-03

Revenue	$ 105,816	$ 11,000
Cost of Goods Sold	$ 80,420	$ 16,217

Gross Profit	$ 25,396	$ (5,217)
Expense
Business Promotion Expense	$ 21,057	$ 222,751
Depreciation and Amortization	$ 9,107	$ 73,860
General & Administrative Expense	$ 54,721	$ 1,508,701
Research & Development	$ 18,908	$ 412,976

Total Expense	$ 103,793	$ 2,218,288

Operating Loss	$ (78,397)	$ (2,223,505)

Other (Income) Expense
Interest Income	$ 25	$ 3,833
Interest Expense	$ 338	$ 178,301

Net Other Income (Expense)	$ (313)	$ (174,468)

Net Loss to Common Stockholders	$ (78,710)	$ (2,397,973)

Basic and Diluted Loss Per Share	$ (0.0036)

Weighted Average Number of Shares of
Common Stock Outstanding	21,602,184

See accompanying notes to these condensed consolidated financial statements

Stealth MediaLabs, Inc. and Subsidiary
(A Development Stage Entity)
Condensed Consolidated Statement of Cash Flows
Three months ended April 30, 2003 and for the Period
from September 30, 2000 (Commencement of Operations) to January 31, 2003
(Unaudited)

25-Sep-00
	Three months	(Commencement)
	ended 30-Apr-03	to 31-Jan-03

Cash Flows from Operating Activities
Net Loss	$ (78,710)	$ (2,399,758)
Adjustments to reconcile Net Income to net cash provided by operations
Consuting fees paid by issuance of warrants	$ -	$ 245,791
Amortization of Loan Discount	$ -	$ 169,781
Non-cash interest expense	$ -	$ 5,250
Amortization of Deferred Compensation	$ 12,000	$ 364,750
Inventory purchases	$ (80,420)	$ (28,468)
Prepaid Expenses	$ (3,667)	$ (3,667)
Depreciation and amortization	$ 11,707	$ 92,061

Changes in liabilites
Accounts Payable	$ 65,933	$ 6,000
Accrued Payroll - related party	$ -	$ 168,696
Accrued Expenses	$ 1,967	$ 47,502
Net cash used in Operating Activities	$ (71,190)	$ (1,332,062)

Cash Flows from Investing Activities
Purchase of fixed assets	$ 81,298	$ (3,846)
Net Cash used in Investing Activities	$ (81,298)	$ (3,846)

Cash Flows from Financing Activities
Net proceeds from convertible debt	$ -	$ 272,000
Loans from director and officers	$ -	$ 76,550
Repayment of loans from directors and officers	$ -	$ (76,350)
Net proceeds from exercise of warrants	$ -	$ 161,000
Net proceeds from issuance of common stock	$ -	$ 784,355
Collection of subscription receivable	$ -	$ 251,500
Proceeds of borrowings from banks & finance companies	$ 67,332	$ 40,000
Repayment of bank loan	$ -	$ (40,000)

Net cash provided by Financing Activities	$ 67,332	$ 1,469,055

Net cash (decrease) increase for period	$ (85,156)	$ 133,147
Cash and Cash Equivalents, Beginning of period	$ 133,147

Cash and Cash Equivalents, end of period	$ 47,991	$ 133,147

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
April 30, 2003

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         THE COMPANY DID NOT OBTAIN A REVIEW OF THESE INTERIM FINANCIAL STATEMENTS BY AN INDEPENDENT ACCOUNTANT USING PROFESSIONAL REVIEW STANDARDS AND PROCEDURES, ALTHOUGH THAT REVIEW IS REQUIRED BY PARAGRAPH (b) OF ITEM 310 OF REGULATION S-B.

Note 1 – Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

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

Principles of Consolidation

         These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Watermark Technology, Inc. (“WTI”), a Florida corporation, incorporated in 2000 and RollingDream, Inc., an Illinois corporation incorporated in 2003, and BitzMart, Inc., a Colorado corporation incorporated in 2000. All intercompany transactions have been eliminated on consolidation.

Research and Development Costs

            The cost of research, development and product improvement expenditures are charged to expense as they are incurred. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended October 31, 2002 as filed with the Securities and Exchange Commission.

Note 2 – Going Concern

         The Company is in the development stage. The Company currently is pursuing additional financing to fund product development and marketing efforts during the coming year. Existing funds are insufficient to execute the marketing alliance plan for revenue development and make programming modifications to the software application required for successful commercialization. There are no assurances the Company will receive funding necessary to continue the execution of its distribution plans.

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

$41,019

Note 5 – Supplemental Disclosures of Cash Flow Information

         None.

Note 6 – Capital Stock Activity in the Three Months Ended April 30, 2003

         None. See "Subsequent Events" further below in this report for capital stock activity which took place after the end of the three month period ended April 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following discussion and analysis explains our results of operations for our last Quarter ending April 30, 2003, our financial condition and liquidity and our plan of operations for the balance of this fiscal year. You should review our discussion and analysis of financial condition and results of operation in conjunction with our financial statements and the related notes.

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

                  Beginning late in the fiscal year ended October 31, 2002, and continuing through the present we have also developed and test marketed sales of pre-owned motor vehicles which we purchase, and retrofit with satellite TV and radio systems, a laptop PC with wireless Internet access, DVD, and video game entertainment systems. Generally, we have purchased family SUV and minivan-type vehicles at the end of lease contracts, retrofitted them with these technology enhancements and resold the vehicle using the eBay™ Internet auction system. We have designated this project as RollingDream™ and we believe that if successful we may be able to generate cash flow to support our administrative and development costs.

                  Our ability to focus on and execute our business plan has been severely hampered since our inception by our limited financial resources. As a result, much of our effort since inception have been devoted to the pursuant of financing. Financial advisers and placement agents selected by us did not materially assist us in the capital raising process and we believe we were deterred by poor advice and assistance we received. We pursued and completed the acquisition transactions described above, pursuant to which we became a public-reporting corporation subject to the reporting obligations of the Securities Exchange Act of 1934 at the advice of some of the advisers and consultants. We expected that becoming a public reporting entity would assist us to raise additional capital. However, a majority of the $525,000 which we raised in anticipation of becoming public were consumed by charges and expenses in connection with the offering, transaction costs and expenses incurred in complying with public reporting obligations. In short, had BitzMart foregone the advice to be acquired by a public entity, it would likely have been in a better position to obtain required financing and to commercialize the StealthChannel technology. Notwithstanding these developments, we are now in a position going forward to provide liquidity to the stockholders, make available to the investing public the results of our operations and development of our business and proceed with our business plans as the capital resources become available.

Results of Operations

         Quarter ended April 30, 2003

         Revenue. During the second quarter of 2003, we produced sales of RollingDream™ vehicles in a gross amount of  $105,816 with approximately 24% gross margins. Cumulatively for our fiscal year to the date of publication of this report (July 15, 2003), RollingDream produced gross sales of approximately $348,000. We had no revenue in connection with our attempts to complete and commercialize the StealthChannel technology.

         Research and Development. In the second quarter of 2003 we had $18,908 of research and development expense compared to $412,976 in the cumulative period of Commencement (September 2000) to January 31, 2003. The decrease in spending rate was due to our lack of operating capital.

         Business Promotion Expenses. In the second quarter of 2003 we had $ 21,057 of business promotion and marketing expense compared to $ 222,751  in the cumulative period of Commencement (September 2000) to January 31, 2003.

        Depreciation Expense. Depreciation and amortization expense remained constant at $9,107 in the second quarter 2003 as compared to the previous quarter.

         General and administrative expenses. General and administrative expenses decreased to $54,721 in in the second quarter 2003 as compared to $83,009 in the previous quarter. The decrease is attributable to our paring back of expenses during a cash shortage.

         Net cash used in operating activities since inception was approximately $1.4 million. All expenditures are the result of research and development expenses, general and administrative expenses and business promotion expenses and marketing expenses.

         Interest Income/Expense. Interest expense increased to $338 in the second quarter vs. $0 in the previous quarter. The increase is attributed to bank borrowings to fund RollingDream inventory.

         Income Tax expense. Due to operating losses, there was no income tax provision to date in 2003 or in 2002.

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

         In the fourth quarter of 2002, two investors (who had also been participants in the December 2002 placement) purchased $325,000 of our 12% Convertible Notes, convertible at $0.50 per share, and also received warrants to purchase up to 1,750,000 additional shares of common stock, also at $0.50 per share. At the time of completion of our acquisition transaction described above, one of the warrant holders exercised 400,000 warrants for $200,000, and the convertible notes and accrued interest were converted into 660,500 shares of our common stock. We expected that when the acquisition transaction was completed, the remaining 1,350,000 warrants would also be exercised for proceeds of around $675,000 which would have been sufficient capital to enable us to implement our business plan through 2003. After payment of placement fees, and a required loan to an affiliate of the placement agent, placement agent expenses and related offering expenses, the Company received net cash proceeds of only approximately $235,000.

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

Liquidity and Capital Resources

         As of April 30, 2003, we had cash or cash equivalents of $ 47,991. We had accounts payable and accrued liabilities in the amount of $314,324. Our auditors have expressed substantial doubt as to our ability to continue as a going concern without additional financing. We do not anticipate that our cash on hand will be sufficient to enable us to meet our anticipated expenditures.

         Since our inception through the end of the second quarter 2003, we have received approximately $1.83 million in cash investments from our Founders and from private investors. Due to capital raising and legal compliance expenses that were higher than we anticipated, approximately $1,025,000 of these investments were available to implement our business plans. When BitzMart was formed in October 2000, we estimated that $1.5 Million to $3.0 million - net to the Company - would be required to fund our business plans We have been able to raise only a fraction the of capital required. As of January 31, 2003, we had a working capital deficiency of approximately $596,000. We have used the net proceeds we received from these investments for research and development associated with the StealthChannel technology, for business development activities to establish marketing alliances and for additional fund raising activities. This result occurred in general due to the general downturn in equity markets, specific concern by potential investors over technology companies and because we lacked sufficient initial capitalization to promptly demonstrate the potential and efficacy of the StealthChannel technology to potential investors and joint venture participants.

         We are also seeking secured financing of up to $1,000,000 to implement our RollingDream line of business for the next 12 months. We would expect that if we succeed achieving significant additional financing for RollingDream, that resulting cash flow retained from sales will fund a substantial portion of the StealthChannel research and development that we can foresee over the next year. We do not plan to seek equity investments for this purpose, although certain types of equity incentives may be offered to secured lenders in exchange for favorable terms. As of the publication date of this report, we have received $595,000 in RollingDream inventory financing cumulatively in Calendar year 2003 (see "Subsequent Events"). This $595,000 includes $125,000 made available by our CEO and his spouse; $150,000 made available by a director of BitzMart, Inc. and $320,000 invested by a major founding shareholder. We intend to make satisfactory compensation arrangements with these lenders for this lending facility and for any future similar arrangements, including additional shares.

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

         In addition to the adverse effect our limited financial resources is having on our business, we are unable to pay or make other financial arrangements with our independent auditors to have that firm review this Quarterly Report on Form 10-QSB for the quarter ended April 30, 2003. We are therefore filing our Form 10-QSB for the second quarter, unaudited, without benefit from such a review by the auditors, which is required by Regulation SB.

         We expect net losses to continue through at least the present fiscal year, as we will have significant expenses in connection with completing the development of our technology, our efforts to market the technology to third parties and co-venturers and related expenses.

Subsequent Events

         University of Miami License Agreement

            We have had a series of disagreements with the University of Miami relating to the University's demands for payments of patent prosecution legal fees and other fees from us, while the University has failed to make deliveries of software code that we are rightfully due under our contract with the University. The University claims that we have therefore breached our contract, and issued a notice to us to that effect. We have received an opinion of competent legal counsel that the University's notice of breach is specious,  for a variety of reasons. Nonetheless, if we fail to resolve this matter, it is possible that we may ultimately lose our rights to certain current components of the StealthChannel technology. It may become necessary for us to initiate legal action against the University of Miami in order to resolve this matter in a fair and equitable fashion.

            Founder-Provided Financing Summary

            Despite exhaustive efforts, it has not been possible for us to raise operating capital from external sources, beyond the previously reported capital raised to facilitate our transformation into a reporting public company. It has therefore fallen to certain founding shareholders to provide funding for operations, principally secured inventory financing for our RollingDream subsidiary, in order to generate operating capital as a result of RollingDream gross margins. Subsequent to the close of the second quarter of 2003, we completed $595,000 in such financing. This financing will result in significant dilution to other shareholders; however without it, our Company would by now have ceased operations, resulting in near total or total losses to all of our shareholders. The issuance of these securities will be materially dilutive to existing stockholders and warrant-holders of the Company, but we have concluded that no other financing on any better terms is available to the Company. We intend to permit other stockholders who have made material cash investments in the Company or its predecessor, BitzMart, Inc. during the past two years to invest in equity and debt of the Company on the same or similar terms that have been offered to the Founders, and have proposed that such investors match the proposed investment of the Founders.

        We have sold two securities under this plan in two units. Each full unit was sold for a gross amount of $320,000 and includes: 4,000,000 shares of Company Common Stock; a Secured Promissory Note for $250,000 and 8,000,000 common stock purchase warrants each exercisable at $0.10 per warrant. Our shareholder Colorocs Information Technologies, Inc. purchased one full unit and paid a net amount of $320,000 for same. Our CEO Howard E. Leventhal, his spouse Mary A. Handeland and BitzMart, Inc. director Burton Slotky together purchased one unit for a gross amount of $320,000, less $45,000 in deferred salary forgiven by Leventhal, for a net amount of $275,000 in financing to the Company. No investment bankers or financing intermediaries were involved in these transactions and no commissions are due to any party under these investments.

        As a result of these financings, we plan to increase our authorized shares from 50 million to 150 million, in order to make sufficient provision for new and prior warrant obligations, and to allow for future financings. Such an increase in authorized shares requires a shareholder vote. We plan to hold a shareholder's meeting for this purpose prior to the end of calendar 2003, however we know that we already have sufficient votes to assure such a change.

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

         (b)Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls. We have taken steps to formalize our regular and recurring transaction recording procedures, and we have retained a consultant on a temporary basis to assist us to properly record and report our financial condition. However, we had insufficient cash resources available to have our independent auditor review this report prior to filing.

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

Date: July 15, 2003

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

Date: July 15, 2003

/s/ Howard E. Leventhal
Howard E. Leventhal
Chief Executive Officer and
Principal Financial Officer