Form 10QSB
period 2003-07-31
STEALTH MEDIALABS INC
filed 2003-09-15
CIK 1084551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ___________ to __________


Commission File Number: 000-26439

                             STEALTH MEDIALABS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                            98-0203927
            ------                                            ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                              Identification
                                                                 No.)


11475 Commercial Ave., Suite 11, Richmond, IL                    60071
---------------------------------------------                    -----
   (Address of principal executive offices)                   (Zip Code)

                    Issuer's telephone number: (847) 356-0799

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 29,602,184 shares at July 31, 2003.

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



Item 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheet as of
        July 31, 2003; April 30, 2003 (unaudited) and October 31, 2002         3

        Condensed Consolidated Statements of Operations for the three months ended July 31, 2003; April 30, 2003 and the cumulative period from
        September 25, 2000 to January 31, 2003 (unaudited)                     4

        Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2003; April 30, 2003 and the cumulative period from
        September 25, 2000 to January 31, 2003 (unaudited)                     5

        Notes to Condensed Consolidated Financial Statements                   6

Item 2. Management's Discussion and Analysis or Plan of Operations             9

Item 3. Controls and Procedures                                               13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     14

Item 2. Changes in Securities                                                 14

Item 3. Defaults on Senior Securities                                         14

Item 4. Submission of Matters to a Vote of Security Holders                   14

Item 5. Other Information                                                     14

Item 6. Exhibits and Reports on Form 8-K                                      15

Signatures                                                                    16

Certifications                                                                17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             Stealth MediaLabs, Inc.

THE COMPANY DID NOT OBTAIN A REVIEW OF THESE INTERIM FINANCIAL STATEMENTS BY AN INDEPENDENT ACCOUNTANT USING PROFESSIONAL REVIEW STANDARDS AND PROCEDURES, ALTHOUGH THAT REVIEW IS REQUIRED BY PARAGRAPH (b) OF ITEM 310 OF REGULATION S-B.

                            Stealth MediaLabs, Inc. and Subsidiaries
                                  (A Development Stage Entity)
                              CONDENSED CONSOLIDATED BALANCE SHEET
                 July 31, 2003; April 30, 2003 (Unaudited) and October 31, 2002


ASSETS                                                31-JUL-03     30-APR-03      31-OCT-02
                                                    ------------   ------------   ------------
                                                      UNAUDITED     UNAUDITED       AUDITED
Current Assets
  Cash and cash equivalents                         $   310,977    $    47,991    $   172,596
  Inventory                                         $   156,420    $    85,672    $        --
  Prepaid Expenses                                  $     3,667    $     3,667    $        --
                                                    ------------   ------------   ------------
Total Current Assets                                $   471,064    $   137,330    $   172,596

Property & Equipment, net                           $   142,885    $   127,890    $    46,592
Intangible Assets, net                              $   146,891    $   157,665    $   140,400
                                                    ------------   ------------   ------------
                    Total Assets                    $   760,840    $   422,885    $   359,588
                                                    ============   ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Loans from an officer and director                $       200    $       200    $       200
  Notes Payable                                     $   417,850    $    67,332    $        --
  Accounts Payable                                  $    65,933    $    71,933    $     6,437
  Accrued Liabilities                               $   167,391    $   242,391    $   242,391
                                                    ------------   ------------   ------------
Total Current Liabilities                           $   651,374    $   381,856    $   249,028

Commitments and Contingencies

Stockholders' Equity
  Common Stock; $.001 par value;
    authorized - 50,000,000 shares;
    issued and outstanding - 29,602,184 at
    July 31, 2003 - 21,602,184 at
    Apr. 30, 2003 and 21,786,799 at Oct. 31, 2002   $    29,602    $    21,602    $    21,187
  Additional Paid In Capital                        $ 3,246,500    $ 3,176,500    $ 2,810,923
  Deferred Compensation                             $  (678,607)   $  (678,607)   $  (279,342)
  Subscription Receivable                           $        --    $        --    $  (200,000)
  Deficit accumulated in the development stage      $(2,488,029)   $(2,478,466)   $(2,242,208)
                                                    ------------   ------------   ------------
Total Stockholders' Equity                          $   109,466    $    41,029    $   110,560
                                                    ------------   ------------   ------------

     Total Liabilities and Stockholders' Equity     $   760,840    $   422,885    $   359,588
                                                    ============   ============   ============


See accompanying notes to these condensed consolidated financial statements

                                               3


                       Stealth MediaLabs, Inc. and Subsidiaries
                             (A Development Stage Entity)
                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             For the three months ended July 31, 2003; April 30, 2003 and for the Period from September 25, 2000 (Commencement of Operations) to January 31, 2003
                                     (Unaudited)

                                                                         25-SEP-00
                                        THREE MONTHS   THREE MONTHS    (COMMENCEMENT)
                                      ENDED 31-JUL-03 ENDED 30-APR-03  TO 31-JAN-03
                                       -------------   -------------   -------------
Revenue                                $    304,854    $    105,816    $     11,000

Cost of Goods Sold                     $    231,689    $     80,420    $     16,217
                                       -------------   -------------   -------------
Gross Profit                           $     73,165    $     25,396    $     (5,217)


Expense
    Business Promotion Expense         $     15,793    $     21,057    $    222,751
    Depreciation and Amortization      $     10,774    $      9,107    $     73,860
    General & Administrative Expense   $     38,852    $     54,721    $  1,508,701
    Research & Development             $     14,937    $     18,908    $    412,976
                                       -------------   -------------   -------------
        Total Expense                  $     80,356    $    103,793    $  2,218,288
                                       -------------   -------------   -------------
Operating Loss                         $     (7,191)   $    (78,397)   $ (2,223,505)

Other (Income) Expense
    Interest Income                    $        379    $         25    $      3,833
    Interest Expense                   $      2,751    $        338    $    178,301
                                       -------------   -------------   -------------
    Net Other Income (Expense)         $     (2,372)   $       (313)   $   (174,468)
                                       -------------   -------------   -------------

Net Loss to Common Stockholders        $     (9,563)   $    (78,710)   $ (2,397,973)
                                       =============   =============   =============
Basic and Diluted Loss Per Share       $    (0.0003)   $    (0.0036)
                                       =============   =============
Weighted Average Number of Shares of
    Common Stock Outstanding             29,602,184      21,602,184
                                       =============   =============

See accompanying notes to these condensed consolidated financial statements

                                          4


                                  Stealth MediaLabs, Inc. and Subsidiaries
                                        (A Development Stage Entity)
                               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            Three months ended July 31, 2003; April 30, 2003 and
          for the Period from September 30, 2000 (Commencement of Operations) to January 31, 2003
                                                (Unaudited)

                                                                                                25-SEP-00
                                                                THREE MONTHS   THREE MONTHS   (COMMENCEMENT)
                                                              ENDED 31-JUL-03 ENDED 30-APR-03 TO 31-JAN-03
                                                                ------------   ------------   ------------
Cash Flows from Operating Activities
    Net Loss                                                    $    (9,563)   $   (78,710)   $(2,399,758)
    Adjustments to reconcile Net Income
      to net cash provided by operations
        Consuting fees paid by issuance of warrants             $        --    $        --    $   245,791
        Amortization of Loan Discount                           $        --    $        --    $   169,781
        Non-cash interest expense                               $        --    $        --    $     5,250
        Amortization of Deferred Compensation                   $    12,000    $    12,000    $   364,750
        Inventory purchases                                     $   (70,748)   $   (80,420)   $   (28,468)
        Prepaid Expenses                                        $    (3,667)   $    (3,667)
        Depreciation and amortization                           $    10,774    $    11,707    $    92,061

    Changes in liabilites
        Accounts Payable                                        $     6,000    $    65,933    $     6,000
        Accrued Payroll - related party                         $        --    $        --    $   168,696
        Accrued Expenses                                        $     1,967    $     1,967    $    47,502
                                                                ------------   ------------   ------------
             Net cash used in Operating Activities              $   (49,570)   $   (71,190)   $(1,332,062)

Cash Flows from Investing Activities
        Purchase of fixed assets                                $    14,995    $    81,298    $    (3,846)
                                                                ------------   ------------   ------------
             Net Cash used in Investing Activities              $   (14,995)   $   (81,298)   $    (3,846)

Cash Flows from Financing Activities
        Net proceeds from convertible debt                      $        --    $        --    $   272,000
        Loans from director and officers                        $   250,000    $        --    $    76,550
        Repayment of loans from directors and officers          $        --    $        --    $   (76,350)
        Net proceeds from exercise of warrants                  $        --    $        --    $   161,000
        Net proceeds from issuance of common stock              $   145,000    $        --    $   784,355
        Collection of subscription receivable                   $        --    $        --    $   251,500
        Proceeds of borrowings from banks & finance companies   $   167,332    $    67,332    $    40,000
        Repayment of bank & finance company loans               $  (234,781)   $        --    $   (40,000)
                                                                ------------   ------------   ------------
             Net cash provided by Financing Activities          $   327,551    $    67,332    $ 1,469,055
                                                                ------------   ------------   ------------
Net cash (decrease) increase for period                         $   262,986    $   (85,156)   $   133,147

Cash and Cash Equivalents, Beginning of period                  $    47,991    $   133,147
                                                                ------------   ------------   ------------
Cash and Cash Equivalents, end of period                        $   310,977    $    47,991    $   133,147
                                                                ============   ============   ============


See accompanying notes to the condensed consolidated financial statements for additional information relating to non-cash investing and financing activities concerning prepaid consulting fees, issuance of common stock related to convertible debt and warrants and related party payables during the periods.

                     Stealth MediaLabs, Inc. and Subsidiary
                          (A Development Stage Entity)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  July 31, 2003

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         THE COMPANY DID NOT OBTAIN A REVIEW OF THESE INTERIM FINANCIAL STATEMENTS BY AN INDEPENDENT ACCOUNTANT USING PROFESSIONAL REVIEW STANDARDS AND PROCEDURES, ALTHOUGH THAT REVIEW IS REQUIRED BY PARAGRAPH (b) OF ITEM 310 OF REGULATION S-B.

Note 1 - Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

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

Development Stage Enterprise
----------------------------

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

Principles of Consolidation
---------------------------

         These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Watermark Technology, Inc. ("WTI"), a Florida corporation, incorporated in 2000 and RollingDream, Inc., an Illinois corporation incorporated in 2003, and BitzMart, Inc., a Colorado corporation incorporated in 2000. All intercompany transactions have been eliminated on consolidation.

Research and Development Costs
------------------------------

            The cost of research, development and product improvement expenditures are charged to expense as they are incurred. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 2002 as filed with the Securities and Exchange Commission.

Note 2 - Going Concern

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

Note 3 - Accrued Liabiliites
         Accrued liabilities consisted of the following at January 31:

                                                          2003           2002
                                                       -----------   -----------
Accrued employee compensation and benefit costs        $  156,788    $   89,288
Accrued professional fees and insurance                    87,569            --
                                                       -----------   -----------
                                                       $  244,357    $   89,288
                                                       ===========   ===========

         The Company does not have any liability or asset protection insurance policies, and is not aware of any contingencies which would require an accrual for potential loss.

Note 4 - Leases

         On December 1, 2002, the Company entered into a lease agreement and moved into a new facility. The lease period is for three years and rent is $1,243 per month.

         Future lease obligations are as follows:
                  February through October 31, 2003                $   11,187
                  2004                                                 14,916
                  2005                                                 14,916
                                                                   -----------
                                                                   $   41,019
                                                                   ==========

Note 5 - Supplemental Disclosures of Cash Flow Information

         None.

Note 6 - Capital Stock Activity in the Three Months Ended July 31, 2003

         As disclosed in our quarterly report for the period ended April 30, 2003, we raised $595,000 in new equity and debt capital during the three month period ended July 31, 2003, from two investor groups composed of individuals who are also managers, directors and controlling entities of our Company. These investments were made on extraordinarily favorable terms, due to a) The high risks accepted by the investing parties in the name of and for the benefit of all of our shareholders; and b) Our inability, due to the present state of capital markets for technology companies, to raise funds for our firm in any other way, despite our lengthy and exhaustive efforts. The following table summarizes the invested capital and terms:

                                                                                                                 IN EXCHANGE FOR
                                                       FORGIVENESS OF     LOAN       DIRECT      TOTAL                     WARRANTS
ENTITY/INDIVIDUAL     RELATIONSHIP   PAID-IN CAPITAL   DEFERRED SALARY  GUARANTEE     LOAN       CASH         SHARES       @ $0.10
-----------------     ------------   ---------------   ---------------  ---------     ----       ----         ------       --------
Colorocs              Founding          $ 70,000         $     --                    $250,000   $ 320,000    4,000,000     8,000,000
 Information           Investor
 Technologies, Inc.

Mr. & Mrs.            Founding                                          $ 150,000               $ 150,000    2,453,577     4,000,000
 Burton Slotky         Investors

Mr. & Mrs.            CEO &                              $ 45,000       $ 125,000               $ 170,000    1,546,423     4,000,000
 Howard Leventhal      Spouse

                                                                                       Total:   $ 640,000

                                                                                   Total New
                                                                            Operating Capital
                                                                             Net of Forgiven
                                                                                      Salary:   $ 595,000

                                                                                              Total Newly
                                                                                            Issued Shares:   8,000,000

                                                                                                           Total Newly
                                                                                                                Issued
                                                                                                              Warrants:   16,000,000

         The Subscription Agreement form used between our company and the above investors is incorporated hereto as an exhibit below in "Item 7. Financial Statements and Exhibits", as EXHIBIT I. The Form of Warrant is attached hereto as EXHIBIT II, also under "Item 7. Financial Statements and Exhibits". We made an effort to offer investment on identical terms to all of our prior accredited shareholders whom we knew of our own knowledge have or have had the capacity to make such investments; and none accepted the offer. The loan guarantee portions above are secured by RollingDream inventory. The secured lenders are New Century Bank, Chicago, Illinois; and Manheim Automotive Financial Services, Inc., Caledonia, Wisconsin. Both of these entities have senior lien interests in item-specific subject inventory. Our policy and agreements with respect to these secured borrowings, is that no principal funds may be used for any purpose other than investment in RollingDream inventory, although net cash flow generated from RollingDream gross margins may be used for any corporate purpose, after all debt service.

         We are also seeking additional secured financing of up to $1,000,000 or more to implement our RollingDream line of business for the next 12 months. We would expect that if we succeed in achieving significant additional financing for RollingDream, that resulting cash flow retained from sales will fund a substantial portion of the StealthChannel research and development and other technology advancement projects that we can foresee over the next year. We do not plan to seek equity investments for this purpose, although certain types of equity incentives may be offered to secured lenders in exchange for favorable terms.

         Neither Mr.& Mrs. Leventhal nor Mr.& Mrs. Slotky expect to exercise any of their warrants in the near future. We have been informed by our shareholder and recent investor Colorocs Information Technologies, Inc. that it plans to conduct an orderly liquidation of its assets in September 2003, paying out the shares and warrants that it holds in our company to Colorocs' shareholders, which number approximately 1,000. If a substantial portion of Colorocs' 8 million warrants as summarized in the table above are exercised at their 10 cent exercise price, a material amount of dilution may occur affecting all of our shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis explains our results of operations for our last Quarter ending July 31, 2003, our financial condition and liquidity and our plan of operations for the balance of this fiscal year. You should review our discussion and analysis of financial condition and results of operation in conjunction with our financial statements and the related notes.

GENERAL OVERVIEW

         Stealth MediaLabs was organized and incorporated under the laws of Nevada on February 4, 1999 as Kidstoysplus.com, Inc. BitzMart, Inc. was incorporated in Colorado on October 31, 2000. On October 30, 2002, an acquisition transaction was completed in which we acquired all outstanding stock of BitzMart in exchange for an amount of our common stock equal to approximately 88% of our issued and outstanding shares following the transaction. Our corporate name was changed to Stealth MediaLabs and BitzMart's officers and certain of its directors became our officers and directors and we changed our fiscal year end from January 31 to October 31. The transaction was considered a recapitalization of BitzMart for financial reporting purposes and accordingly our financial statements and this discussion and analysis pertain to BitzMart and its business and operations, as the previous business and assets of Kidstoysplus were transferred to certain of its stockholders prior to the transaction.

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

         Beginning late in the fiscal year ended October 31, 2002, and continuing through the present we have also developed and test marketed sales of pre-owned motor vehicles which we purchase, and retrofit with satellite TV and radio systems, a laptop PC with wireless Internet access, DVD, and video game entertainment systems. Generally, we have purchased family SUV and minivan-type vehicles at the end of lease contracts, retrofitted them with these technology enhancements and resold the vehicle using the eBay(TM) Internet auction system. We have designated this project as RollingDream(TM) and we believe that if successful we may be able to generate cash flow to support our administrative and development costs.

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

RESULTS OF OPERATIONS

         Quarter ended July 31, 2003

         REVENUE. During our third fiscal quarter of 2003, we produced sales of RollingDream(TM) vehicles in a gross amount of $304,854 with approximately 24% gross margins. Cumulatively for our fiscal year to the date of publication of this report (September 15, 2003), RollingDream produced gross sales of approximately $662,604. We had no revenue in connection with our attempts to complete and commercialize the StealthChannel technology.

         RESEARCH AND DEVELOPMENT. In the third quarter of 2003 we had $14,937 of research and development expense compared to $18,908 in the second quarter of this fiscal year. The decrease in spending rate was due to our shift in focus to producing current cashflow by retailing RollingDream vehicles.

         BUSINESS PROMOTION EXPENSES. In the third quarter of 2003 we had $15,793 of business promotion and marketing expense compared to $21,057 in the second quarter of this fiscal year. The decrease in spending rate was due to our shift in focus to producing current cashflow by retailing RollingDream vehicles.

        DEPRECIATION EXPENSE. Depreciation and amortization expense increased slightly from $9,107 in the second quarter to $10,774 in the third quarter. This change was due to the effect of adding RollingDream inventory to our schedule of depreciating inventory items.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $38,852 in the third quarter, compared to $54,721 in the second quarter. This change is attributable to placing less emphasis on organizational matters and more emphasis on generating profits.

         NET CASH USED IN OPERATING ACTIVITIES decreased since the second quarter, due to the addition of operating profits to our financial structure.

         INTEREST INCOME/EXPENSE. Interest expense increased in the third quarter vs. the second quarter due to investment of interest-bearing funding in RollingDream inventory.

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

         In addition, in connection with completing the acquisition transaction, we issued warrants and stock, valued at $301,750 for financial reporting purposes, to a consultant who assisted in completing the acquisition transaction. The issuance of these securities, and the subsequent cancellation of the placement agent's obligation to repay our loan of a portion of the offering proceeds to an affiliate of the placement agent, and the offering costs and compensation expenses to the consultant together totaled approximately $551,000 which substantially exceeded the net cash we received in connection with the second placement and the reverse merger transaction.

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

        During the third fiscal quarter of 2003, we renegotiated our arrangement with Westminster Securities, due to a burdensome ratchet-down provision in their warrant agreement with us. In exchange for the priorly agreed 350,000 shares of our common stock and warrants to purchase up to an additional 175,000 shares at $.50; we issued an aggregate of 1,400,000 common shares to a group of individuals employed by Westminster. These shares were delivered in September 2003.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2003, we had cash or cash equivalents of $310,977. We had accounts payable, notes payable and accrued liabilities in the amount of $651,174. Of the $651,174, the entire notes payable portion amounting to $417,850 is secured either by cash on deposit or current RollingDream inventory; $167,391 in accrued liabilities is payable to our CEO in the form of unpaid salary, and he has no plans to make demands on these funds in the near future; and the remaining $65,933 in accounts payable is due primarily to legal and accounting services vendors who have been receptive to full or partial payment arrangements in non-cash instruments.

         We are seeking additional secured financing of up to $1,000,000 to implement our RollingDream line of business for the next 12 months. We would expect that if we succeed achieving significant additional financing for RollingDream, that resulting cash flow retained from sales will fund a substantial portion of the StealthChannel research and development that we can foresee over the next year. We do not plan to seek equity investments for this purpose, although certain types of equity incentives may be offered to secured lenders in exchange for favorable terms.

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

         In addition to the adverse effect our limited financial resources has had on our business, we are unable to pay or make other financial arrangements with our independent auditors to have that firm review this Quarterly Report on Form 10-QSB for the quarter ended April 30, 2003 or July 31, 2002. We are therefore filing our Form 10-QSB for the third quarter, unaudited, without benefit from such a review by the auditors, which is required by Regulation SB.

         Although our RollingDream division is producing positive cash flow, we expect net losses to continue through at least the present fiscal year, as we will have significant expenses in connection with completing the development of our technology, our efforts to market the technology to third parties and co-venturers and related expenses.


SUBSEQUENT EVENTS

         None.


ITEM 3. CONTROLS AND PROCEDURES

          (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer who is our only employee and also serves as the principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, he concluded that, as of the Evaluation Date, our disclosure controls and procedures were reasonably effective in alerting him on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act. However, because of our limited staff and other resources and our relative inexperience in filing reports under the Exchange Act, he concluded that our disclosure controls and procedures should be improved as our resources permit.

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

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (1) Reports on Form 8-K:

We filed the following Current Reports on Form 8-K during the first quarter of 2003 and through the date of this report:

Date of Report                 Date Filed                 Items Reported
--------------                 ----------                 --------------
October 30, 2002               November 8, 2002           Item 1. Changes in Control, Item 2.
                                                          Acquisition or Disposition of Assets,
                                                          Item 5. Other Events.

December 13, 2002              December 20, 2002          Item 5. Other Events.

January 15, 2003               January 30, 2003           Item 4. Changes in Registrant's
                                                          Certifying Accountant, Item 7.
                                                          Financial Statements and Exhibits.

March 18, 2003                 March 18, 2003             Item 5. Other Events, Item 7.
                                                          Financial Statements and Exhibits,
                                                          Item 9. Regulation FD Disclosure.

October 30, 2002 amended       March 10, 2003             Item 7. Financial Statements and
                                                          Exhibits.

April 7, 2003                  April 7, 2003              Item 5. Other Events.


Item 7. Financial Statements and Exhibits.

         (2) Exhibits:

                            Index to Exhibits

                                    EXHIBIT I: FACSIMILE SUBSCRIPTION AGREEMENT

                                    EXHIBIT II: FACSIMILE FORM OF WARRANT


                    The following facsimile forms represent the closest approximation possible of those exhibited agreements referred to in this report. Certain specifics may vary slightly in each finally executed agreement.

                        EXHIBIT I: SUBSCRIPTION AGREEMENT

SUBSCRIBER'S NAME: _____________________________________________

                            SUBSCRIPTION AGREEMENT &
                           LETTER OF INVESTMENT INTENT

STEALTH MEDIALABS, INC.
11475 Commercial Ave., Suite 11
Richmond, IL 60071


Gentlemen:


The undersigned (the "Subscriber") hereby tenders this subscription for the purchase of One Unit of Securities (the "Securities" include the Common Stock and the A WARRANTS described below) of STEALTH MEDIALABS, INC. (the "Company" or "Stealth MediaLabs") at $320,000.00 (Three Hundred Twenty Thousand and 00/100 Dollars) per Unit. Each full Unit includes:

o        4,000,000 shares of Company Common Stock;

o Secured Promissory Note for $250,000.00 under terms as set forth in EXHIBIT B, SECURED PROMISSORY NOTE

o 8,000,000 common stock purchase warrants ("the A WARRANTS"), each exercisable at $0.10 per warrant, and with the other terms and conditions described below and within EXHIBIT A, FORM OF WARRANT.


1. SUBSCRIPTION COMMITMENT. The Subscriber acknowledges that the minimum subscription is one unit at $320,000 per Unit, although the Company, in its sole discretion, may accept subscriptions for partial Units. The Subscriber hereby subscribes for the purchase of the number of Units specified below and, as full payment therefor, agrees to pay in cash, the amount set forth below by check made payable to "BitzMart, Inc. Escrow Account," or by wire transfer to the account of the Company.


____Units @ $320,000.00 per Unit, an aggregate of $____________

Each A WARRANT included in a Unit entitles the holder to purchase one share of Company Common Stock at an exercise price of $0.10 per share at any time during a five year period ending ________, 2008. Until the Articles of Incorporation of the Company are amended to increase the authorized number of shares of Common Stock the Company may issue, the Company will not have sufficient authorized common stock to permit all Warrants to be exercised and underlying Common Stock to be issued. The Company will seek approval of its stockholders to increase its authorized common stock from 50,000,000 shares to 150,000,000 shares, and holders of sufficient shares to assure approval have already given proxies to assure that such an amendment will be approved. In addition, the Company will comply in all respects to all of the covenants, terms and conditions included in the form of the A Warrants to be issued to each subscriber, which is attached as EXHIBIT A.

The Company shall file, as soon as practicable, a registration statement registering the resale of all shares of Common Stock included in the Units and Common Stock which would be issued upon exercise of the A Warrants. By execution below, the Subscriber acknowledges that the Company is relying upon the accuracy and completeness of the representations contained herein in complying with their obligations under applicable securities laws.

The Subscriber understands that this subscription is binding only when accepted by the Company, which is to be evidenced by the Company's execution of this Subscription Agreement where indicated. If the subscription is rejected, the Company shall return to the Subscriber, without interest or deduction, any payment tendered by the Subscriber, and the Company and the Subscriber shall have no further obligation to each other hereunder. Unless and until rejected by the Company, this subscription shall be irrevocable by the Subscriber.

2. REPRESENTATIONS AND WARRANTIES. In order to induce the Company to accept this subscription, the Subscriber hereby represents and warrants to, and covenants with, the Company as follows:

(a) The Subscriber has received and had the opportunity to review the Company's Annual Report on Form 10-QSB for the fiscal year ended October 31, 2002, and the Quarterly Report on Form 10-QSB for the quarters ended January 31, 2003 and April 30, 2003, and has been given access to full and complete information regarding the Company and has utilized such access to the Subscriber's satisfaction for the purpose of obtaining such information regarding the Company as the Subscriber has reasonably requested; and, particularly, the Subscriber has been given reasonable opportunity to ask questions of, and receive answers from, representatives of the Company concerning the terms and conditions of the offering of the Securities and to obtain any additional information, to the extent reasonably available;

(b) The Subscriber believes that an investment in the securities is suitable for the Subscriber based upon the Subscriber's investment objectives and financial needs. The Subscriber (i) has adequate means for providing for the Subscriber's current financial needs and personal contingencies; (ii) has no need for liquidity in this investment; (iii) at the present time, can afford a complete loss of such investment; and (iv) does not have an overall commitment to investments which are not readily marketable that is disproportionate to the Subscriber's net worth, and the Subscriber's investment in the Securities will not cause such overall commitment to become excessive.

(c) The Subscriber realizes that (i) the purchase of the Securities is a long-term investment; (ii) the purchaser of the Securities must bear the economic risk of investment for an indefinite period of time because the Securities have not been registered under the Securities Act of 1933 or under the securities laws of any state and, therefore, the Securities cannot be resold unless they are subsequently registered under said laws or exemptions from such registrations are available; (iii) there is presently only a limited public market for the Common Stock of the Company and the Subscriber may be unable to liquidate the Subscriber's investment in the event of an emergency, or pledge the Securities as collateral for a loan; and (iv) the transferability of the Securities is restricted and (A) requires conformity with the restrictions contained in paragraph 6 below and (B) legends will be placed on the certificate(s) representing the Securities referring to the applicable restrictions on transferability.

(d) The Subscriber, in reaching a decision to subscribe, has such knowledge and experience in financial and business matters that the Subscriber is capable of reading and interpreting financial statements and evaluating the merits and risk of an investment in the Securities and has the net worth to undertake such risks.

(e) The Subscriber was not offered or sold the Securities, directly or indirectly, by means of any form of general advertising or general solicitation, including, but not limited to, the following: (1) any advertisement, article, notice or other communication published in any newspaper, magazine, or similar medium of or broadcast over television or radio; or (2) any seminar or meeting whose attendees had been invited by any general solicitation or general advertising.

(f) The Subscriber has obtained, to the extent the Subscriber deems necessary, the Subscriber's own personal professional advice with respect to the risks inherent in the investment in the securities, and the suitability of an investment in the Securities in light of the Subscriber's financial condition and investment needs.

(g) The Subscriber certifies, under penalties of perjury, that the Subscriber is NOT subject to the backup withholding provisions of Section 3406(a)(i)(C) of the Internal Revenue Code.

(h) Stop transfer instructions will be placed with the transfer agent for the Securities, and a legend will be placed on each certificate representing the Securities substantially to the following effect:

                  THESE SECURITIES HAVE NOT BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), AND ARE "RESTRICTED SECURITIES" AS DEFINED IN THE ACT. THE SHARES MAY NOT BE SOLD OR TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT OR AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE ACT.

3. RESTRICTED NATURE OF THE SECURITIES. The Subscriber has been advised and understands that

(a) the Securities have not been registered under the Securities Act of 1933 or applicable state securities laws and that the securities are being offered and sold pursuant to exemptions from such laws;

(b) No offering document or Private Placement Memorandum has been prepared to describe the terms of for the issuance of the Securities nor has any such document been filed with or reviewed by any state securities administrators because of the limited nature of the offering; and

(c) REGISTRATION UNDER THE SECURITIES ACT OF 1933. The Company will register the Common Stock and the Common Stock underlying the Warrants included in the Securities for resale under the Securities Act of 1933, as amended (the "Act") on form SB-2 or other available registration form to be filed by the Company with the United States Securities and Exchange Commission ("SEC"), in order to permit the Common Stock acquired by Subscriber to be resold by the holder into a public market. The Company agrees to use its best efforts to cause such registration to become effective as promptly as practicable.

The Company shall comply with the requirements of this subsection (c) at its own expense. That expense shall include, but not be limited to, legal, accounting, consulting, printing, federal and state filing fees, NASD fees, out-of-pocket expenses incurred by counsel, accountants and consultants retained by the Company, and miscellaneous expenses directly related to the registration statement and the offering. However, this expense shall not include the portion of any underwriting commissions, transfer taxes and any underwriter's accountable and nonaccountable expense allowances attributable to an offer and sale of the Securities through an underwriter or other agent by the holder, all of which expenses shall be borne by the holder or holders of the Securities, pro rata with the holder of any other securities included in the registration statement.

(d) The Company shall include in the registration statement or qualification, and the prospectus included therein, all information and materials necessary or advisable to comply with the applicable statutes and regulations so as to permit the public sale of the Securities by the holder.

(e) As to each registration statement, the Company's obligations contained in this Section 3 shall be conditioned upon a timely receipt by the Company in writing of the following:

         i. Information as to the terms of the contemplated public offering furnished by and on behalf of each holder or stockholder intending to make a public distribution of Securities; and

         ii. Such other information as the Company may reasonably require from such holders or shareholders, or any underwriter for any of them, for inclusion in the registration statement.


(f) The Company also shall do the following:

         i. supply to the holder or holders a reasonable number of copies of the preliminary, final or other prospectus or offering circular, all prepared in conformity with the requirements of the Act and the rules and regulations promulgated thereunder, and such other documents as the holder or holders shall reasonably request; and

         (ii) Keep all registration statements or offering statements to which this Section 3 applies, and all amendments thereto, effective and current under the Act for a period ending not sooner than two years from the date the registration statement becomes effective and cooperate with respect to all necessary or advisable action to permit the completion of the public sale or other disposition of the securities subject to a registration statement or offering statement

4. INVESTMENT INTENT. The Subscriber represents and warrants that the Securities are being purchased for the Subscriber's own account and for investment purposes only, and without the intention of reselling or redistributing the same; the Subscriber has made no agreement with others regarding any of the Securities; and the Subscriber's financial condition is such that it is not likely that it will be necessary to dispose of any of such Securities in the foreseeable future. The Subscriber is aware that, in the view of the Securities and Exchange Commission, a purchase of such securities with an intent to resell by reason of any foreseeable specific contingency or anticipated change in market value, or any change in the condition of the Company, or in connection with a contemplated liquidation settlement of any loan obtained for the acquisition of such securities and for which such securities were pledged, would represent an intent inconsistent with the representations set forth above. The Subscriber further represents and agrees that if, contrary to the foregoing intentions, the Subscriber should later desire to dispose of or transfer any of such securities in any manner, the Subscriber shall not do so unless and until (i) said Securities shall have first been registered under the Act and all applicable securities laws; or (ii) the Subscriber shall have first delivered to the Company a written notice declaring such holder's intention to effect such transfer and describe in sufficient detail the manner and circumstances of the proposed transfer, which notice shall be accompanied either by a written opinion of legal counsel who shall be reasonably satisfactory to the Company, which opinion shall be addressed to the Company and reasonably satisfactory in form and substance to the Company's counsel, to the effect that the proposed sale or transfer is exempt from the registration provisions of the Act and all applicable state securities laws, or by a "no action" letter from the Securities and Exchange Commission to the effect that the transfer of the Securities without registration will not result in recommendation by the staff of the Commission that action be taken with respect thereto.

5. RESIDENCE. The Subscriber represents and warrants that the Subscriber is a bona fide resident of, is domiciled in and received the offer and made the decision to invest in the Securities in the state (or Country if outside the United States) set forth on the signature page hereof, and the Securities are being purchased by the Subscriber in the Subscriber's name solely for the Subscriber's own beneficial interest and not as nominee for, or on behalf of, or for the beneficial interest of, or with the intention to transfer to, any other person, trust or organization, except as specifically set forth in paragraph 5 of this Subscription Agreement and Letter of Investment Intent.

6. INVESTOR QUALIFICATION. The Subscriber represents and warrants that the Subscriber or the purchaser of the Securities named on the signature page comes within at least one category marked below, and that for any category marked the Subscriber has truthfully set forth the factual basis or reason the Subscriber comes within that category. ALL INFORMATION IN RESPONSE TO THIS PARAGRAPH WILL BE KEPT STRICTLY CONFIDENTIAL. The Subscriber agrees to furnish any additional information that the Company deems necessary in order to verify the answers set forth below. [PLEASE CHECK EACH APPLICABLE ITEM.]

         Category I The Subscriber is an individual (not a partnership, corporation, etc.) whose individual net worth, or joint net worth with the Subscriber's spouse, presently exceeds $1,000,000.

         EXPLANATION. In calculation of net worth the Subscriber may include equity in personal property and real estate, including the Subscriber's principal residence, cash, short-term investments, stocks and securities. Equity in personal property and real estate should be based on the fair market value of such property less debt secured by such property.

         Category II The Subscriber is an individual (not a partnership, corporation, etc.) who had an individual net income in excess of $200,000 in each of the last two years, or joint income with his/her spouse in excess of $300,000 in each of the last two years, and has a reasonable expectation of reaching the same income level in the current year.

         Category III The Subscriber is an executive officer or director of the Company.

         Category IV The Subscriber is a bank; savings and loan; insurance company; registered broker or dealer; registered investment company; registered business development company; licensed small business investment company ("SBIC"); or employee benefit plan within the meaning of Title I of ERISA whose plan fiduciary is either a bank, savings and loan, insurance company or registered investment advisor or whose total assets exceed $5,000,000; or a self-directed employee benefit plan with investment decisions made solely by persons that are accredited investors.

(describe entity)

         Category V The Subscriber is a private business development company as defined in Section 202(a)(22) of the Investment Advisers Act of 1940.

(describe entity)

         Category VI The Subscriber is an entity with total assets in excess of $5,000,000 which was not formed for the purpose of investing in the Shares and which is one of the following:


X a corporation; or

a partnership; or

a business trust; or

a tax-exempt organization described in Section 501(c)(3) of the Internal Revenue Code of 1986, as amended.

(describe entity)

         Category VII The Subscriber is a trustee for a trust that is revocable by the grantor at any time (including an IRA) and the grantor qualifies under either Category I or Category II above. A copy of the declaration of trust or trust agreement and a representation as to the net worth or income of the grantor is enclosed.

         Category VIII The Subscriber is an entity all the equity owners of which are "accredited investors" within one or more of the above categories, other than Category IV or Category V. [IF RELYING UPON THIS CATEGORY ALONE, EACH EQUITY OWNER MUST COMPLETE A SEPARATE COPY OF THIS AGREEMENT.] (describe entity)

         Category IX The Subscriber is a trust with total assets in excess of $5,000,000, not formed for the specific purpose of acquiring the Securities, whose purchase is directed by a person who has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment.

7. ADDITIONAL REPRESENTATIONS. The undersigned, if other than an individual, makes the following additional representations:

(a) This Subscription Agreement and Letter of Investment Intent has been duly authorized by all necessary action on the part of the Subscriber, has been duly executed by an authorized officer or representative of the Subscriber, and is a legal, valid and binding obligation of the Subscriber enforceable in accordance with its terms.

         1. CONDITIONS TO ACCEPTANCE OF INVESTMENT. Unless the Company has received commitments for the sale of at least One Full Unit of the Securities, no subscriptions will be accepted.

8. RELIANCE ON REPRESENTATIONS; INDEMNIFICATION; ARBITRATION. The Subscriber understands the meaning and legal consequences of the representations, warranties, agreements, covenants, and confirmations set out above and agrees that the subscription made hereby may be accepted in reliance thereon. The Subscriber agrees to indemnify and hold harmless the Company and any selling agent (including for this purpose their employees, and each person who controls either of them within the meaning of Section 20 of the Securities Exchange Act of 1934, as amended) from and against any and all loss, damage, liability or expense, including reasonable costs and attorney's fees and disbursements, which the Company, or such other persons may incur by reason of, or in connection with, any representation or warranty made herein not having been true when made, any misrepresentation made by the Subscriber, or any failure by the Subscriber to fulfill any of the covenants or agreements set forth herein, or in any other document provided by the Subscriber to the Company.

9. TRANSFERABILITY AND ASSIGNABILITY. Neither this Subscription Agreement nor any of the rights of the Subscriber hereunder may be transferred or assigned by the Subscriber. The Subscriber agrees that the Subscriber may not cancel, terminate, or revoke this Subscription Agreement or any agreement of the Subscriber made hereunder (except as otherwise specifically provided herein) and that this Subscription Agreement shall survive the death or disability of the Subscriber and shall be binding upon the Subscriber's heirs, executors, administrators, successors, and assigns.

         1. DEPOSIT OF SUBSCRIPTIONS. Pending acceptance by the Company, the cash received for the subscriptions shall be held by the Company. Subscribers may not withdraw funds, and subscriptions may not be revoked, canceled, or terminated by the Subscriber. THE SUBSCRIPTION PROCEEDS FROM ALL SUBSCRIPTIONS WILL BE USED:
                  (a) TO PROPERLY DISCHARGE ALL RESPONSIBILITIES WITH RESPECT TO THE COMPANY'S PATENT LICENSE AGREEMENT WITH THE UNIVERSITY OF MIAMI; (b) TO CONTINUE DEVELOPMENT OF THE COMPANY'S STEALTHCHANNEL TECHNOLOGY; (c) AS INVENTORY CAPITAL FOR THE BUSINESS OF ROLLINGDREAM, INC., THE COMPANY'S SUBSIDIARY; (d) TO DEVELOP OTHER USES FOR THE STEALTHCHANNEL TECHNOLOGY; AND
                  (E) TO CONTINUE IN ITS EMPLOYMENT OF A PROFESSIONAL ACCOUNTANT TO MANAGE THE COMPANY'S BOOKS.

2. SURVIVAL. Thepresentations and warranties of the Subscriber set forth herein shall survive the sale of the Shares pursuant to this Subscription Agreement.

3. NOTICES. All notices or other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered personally or mailed by certified or registered mail, return receipt requested, postage prepaid, as follows: if to the Subscriber, to the address set forth below; and if to the Company to the address at the beginning of this letter, or to such other address as the Company or the Subscriber shall have designated to the other by like notice.

4. COUNTERPARTS. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same document.

5. STATE OF RESIDENCE. My state of residence and the state in which I received the offer to invest and made the decision to invest in the Securities is set forth on the signature page below .

6. APPLICABLE LAW. This Subscription Agreement and Letter of Investment Intent shall be governed by and construed in accordance with the laws of the state of Colorado as applied to residents of that state executing contracts wholly to be performed in that state.

IN NO EVENT WILL THE COMPANY, OR ANY OF ITS AFFILIATES OR THE PROFESSIONAL ADVISORS ENGAGED BY THEM BE LIABLE IF FOR ANY REASON RESULTS OF OPERATIONS OF THE COMPANY ARE NOT AS PROJECTED IN THE MEMORANDUM. INVESTORS MUST LOOK SOLELY TO, AND RELY ON, THEIR OWN ADVISORS WITH RESPECT TO THE TAX CONSEQUENCES OF INVESTING IN THE SECURITIES.


SIGNATURE PAGES FOLLOW

                                 SIGNATURE PAGE

THE SUBSCRIBER HEREBY REPRESENTS HE HAS READ THIS ENTIRE SUBSCRIPTION AGREEMENT AND THE DOCUMENTS REFERRED TO HEREIN.

Title. Manner in Which Title is To Be Held.

Place an "X" in one space below:

(a) Individual Ownership

(b) Community Property

(c) Joint Tenant with Right of Survivorship (both parties must sign)

(d) Partnership

(e) Tenants in Common

(f) Corporation

(g) Trust

(h) Other (Describe):


    Please print above the exact name(s) in which the Securities are to be held.


                                   INDIVIDUAL

Dated: Address to Which Correspondence

Should be Directed

Signature (Individual)

Signature (All record holders should sign) City, State, and Zip Code (residence)

Name(s) Typed or Printed Tax Identification or Social Security Number

( )

Telephone Number


                                   ACCEPTANCE


THIS SUBSCRIPTION AGREEMENT IS ACCEPTED as of ______

STEALTH MEDIALABS, INC.

By:

Authorized Officer

Date: ________


                CORPORATION, PARTNERSHIP, TRUST, OR OTHER ENTITY

Dated: Address to Which Correspondence Should be Directed

Name of Entity

By:

*Signature City, State, and Zip Code

Its:

Title Tax Identification or Social Security Number

( )
--------------------------------------
Name Typed or Printed Telephone Number

*If Securities are being subscribed for by an entity, the Certificate of Signatory must also be completed.


                            CERTIFICATE OF SIGNATORY


      TO BE COMPLETED IF SECURITIES ARE BEING SUBSCRIBED FOR BY AN ENTITY.


I, , am the of


(the "Entity").


I certify that I am empowered and duly authorized by the Entity to execute and carry out the terms of the Subscription Agreement and Letter of Investment Intent and to purchase and hold the Securities, and certify that the Subscription Agreement and Letter of Investment Intent has been duly and validly executed on behalf of the Entity and constitutes a legal and binding obligation of the Entity.


IN WITNESS WHEREOF, I have hereto set may hand this day of _______, 2003.


SIGNATURE

                                   ACCEPTANCE

THIS SUBSCRIPTION AGREEMENT IS ACCEPTED as of: _________


Stealth MediaLabs, Inc.

By:

Authorized Officer

Date:

                           EXHIBIT II: FORM OF WARRANT

                                 FORM OF WARRANT

                         No. of Warrants: ______________

NO SALE OR TRANSFER OF THIS WARRANT OR THE SECURITIES UNDERLYING THIS WARRANT MAY BE MADE UNTIL THE EFFECTIVENESS OF A REGISTRATION STATEMENT OR OF A POST-EFFECTIVE AMENDMENT THERETO UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), COVERING THIS WARRANT OR THE SECURITIES UNDERLYING THIS WARRANT, OR UNTIL THE COMPANY IS IN RECEIPT OF AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY STATING THAT SUCH SALE OR TRANSFER IS EXEMPT FROM THE REGISTRATION REQUIREMENTS OF THE ACT. TRANSFER OF THIS WARRANT IS FURTHER RESTRICTED UNDER PARAGRAPH 2 BELOW.


                                     CLASS A
                          COMMON STOCK PURCHASE WARRANT
                          -----------------------------

STEALTH MEDIALABS, INC. (A NEVADA CORPORATION)

THIS CERTIFIES THAT, for value received, (the "Holder"), or its permitted registered assigns (the "Holder"), is the owner of warrants (the "Warrant") to purchase from STEALTH MEDIALABS, INC a Nevada corporation (the "Company"), during the Exercise Period (as defined in subparagraph 1(a) below), and at the Warrant Price (as defined in subparagraph 1(a) below), up to __________________SHARES OF THE COMPANY'S COMMON STOCK, no par value per share ("Common Stock") (the shares of Common Stock underlying this Warrant are hereinafter referred to as "Shares" or "Warrant Shares").


1. EXERCISE OF THE WARRANT.

(a) The rights represented by this Warrant shall be exercisable at any time and from time to time through and including July 15, 2008 at 5:00 p.m Chicago, Illinois (the "Exercise Period"). During such Exercise Period, the Holder shall have the option to purchase any and all of the Shares hereunder at a price of US$0.10 PER SHARE (THE "WARRANT PRICE"). This Warrant shall expire July 15, 2008 at 5:00 p.m Chicago, Illinois USA.

(b) The rights represented by this Warrant may be exercised at any time within the Exercise Period, in whole or in part, by (i) the surrender of this Warrant (with the purchase form at the end hereof properly completed and executed) at the principal executive office of the Company (or such other office or agency of the Company as it may designate by notice in writing to the Holder at the address of the Holder then appearing on the books of the Company); and (ii) payment to the Company's attorney, as escrow agent, of the Warrant Price for the number of Shares specified in the above-mentioned purchase form together with applicable transfer taxes or similar charges imposed upon transfer, sale or assignment (hereinafter referred to as "transfer tax"), if any. This Warrant shall be deemed to have been exercised, in whole or in part to the extent specified, immediately prior to the close of business on the date this Warrant is surrendered, along with the delivery of any and all other required documents, and payment is made in accordance with the foregoing provisions of this Paragraph 1, and the person or persons in whose name or names the certificates for the Shares shall be issuable upon such exercise shall be deemed the holder or holders of record of such Shares at that time and date. The Shares so purchased shall be delivered to the Holder within a reasonable time, not exceeding ten (10) business days, after the Company receives the items required to be delivered by this Paragraph 1 to evidence the Holder's exercise of its rights represented by this Warrant. Upon written notice by the Company to the escrow agent confirming delivery of the Shares to the Holder, the Warrant Price shall be automatically released by the escrow agent to the Company.

2. RESTRICTIONS ON TRANSFER.

The Holder acknowledges that neither this Warrant nor the Shares may be offered or sold except pursuant to an effective registration statement under the Act or a written opinion of counsel satisfactory to the Company that an exemption from registration under the Act is available.

3. COVENANTS OF THE COMPANY.

(a) The Company covenants and agrees that all Common Stock issuable upon the exercise of this Warrant will, upon issuance thereof and payment therefore in accordance with the terms hereof, be duly and validly issued, fully paid and non assessable and no personal liability will attach to the holder thereof by reason of being such a holder, other than as set forth herein or provided at law.

(b) As of the Date of issuance of this Warrant, the Company does not have sufficient authorized shares of its Common Stock to permit this warrant to be issued in full. The Company covenants and agrees that it will, promptly after issuance of this Warrant and no later than July 1, 2003, hold a special meeting of its stockholders to authorize an Amendment to its Articles of Incorporation to increase, to at least 150,000,000 shares, the number of shares of Common Stock the Company is authorized to issue, and that from and after the date of the special stockholders meeting and the during the Exercise Period, the Company will at all times have authorized and reserved a sufficient number of shares of Common Stock to provide for the exercise of this Warrant.

         a. The Company covenants and agrees that during the Exercise Period, the Company will at all times take such action as is required to maintain its listing on the NASD OTC Bulletin Board, the BBX Exchange, the American Stock Exchange or the New York Stock Exchange. The Company will timely file with the Securities and Exchange Commission (the "Commission") such information as the Commission may require under the Securities Exchange Act of 1934, as amended, and shall take all action as may be required as a condition to the availability of Rule 144 or Rule 144A under the Securities Act of 1933, as amended (or any successor exemptive rule hereafter in effect) with respect to the Warrant Shares. The Company shall furnish to any Holder forthwith upon request (i) a written statement by the Company as to its compliance with the reporting requirements of Rule 144, and (ii) such other reports and documents as a Holder may reasonably request in availing itself of any rule or regulation of the Commission allowing a Holder to sell any such Warrant Shares without registration. The Company agrees to use its best efforts to facilitate and expedite transfers of the common stock held by any Holder pursuant to Rule 144 or any other available exemption under the Securities Act, which efforts shall include notice to its transfer agent within 24 hours of request therefore to expedite such transfers of common stock.

         b. Registration Rights. So long as the shares of common stock issuable upon exercise of this Warrant (the "Warrant Shares") are not then registered or otherwise freely tradeable by the Holder without restriction, each time that the Company shall propose the registration under the Securities Act of any shares of Common Stock of the Company, notice of such proposed registration stating the total number of shares proposed to be the subject of such registration shall be given to the record owners of the Warrants. The Company will automatically include in any registration statement filed with the Commission with regard to such proposed registration the number of Warrant Shares requested to be included therein by the Holder. The Company shall make its best efforts to file a registration statement registering the issuance and resale of the Warrant Shares, and shall use its best efforts to cause such registration statement to be declared effective on or prior to December 31, 2003.

4. NO RIGHTS OF SHAREHOLDER.

This Warrant shall not entitle the Holder to any voting rights or other rights as a shareholder of the Company, either at law or in equity, and the rights of the Holder are limited to those expressed in this Warrant and are not enforceable against the Company except to the extent set forth herein.

         1. ADJUSTMENTS OF WARRANT PRICE AND NUMBER OF SHARES.

(a) RECLASSIFICATION, CONSOLIDATION, MERGER, ETC. In case of any reclassification or change of the outstanding shares of Common Stock (other than a change in par value to no value, or from no par value to par value, or as a result of a subdivision or combination), or in the case of any consolidation of the Company with, or merger of the Company into, another corporation (other than a consolidation or merger which does not result in any reclassification or change of the outstanding shares of Common Stock, except a change as a result of a subdivision or combination of such shares or a change in par value, as aforesaid), or in the case of a sale or conveyance to another corporation of the property of the Company as an entirety, the Holder shall have the right, upon exercise of the Warrant, to purchase the kind and number of shares of stock and other securities and property receivable upon such reclassification, change, consolidation, merger, sale or conveyance as if the Holder were the owner of the shares of Common Stock underlying the Warrant immediately prior to any such events at a price equal to the product of (x) the number of Shares issuable upon exercise of the Warrant and (y) the Warrant Price in effect immediately prior to the record date for such reclassification, change, consolidation, merger, sale or conveyance as if such Holder had exercised the Warrant.

Upon the consummation of any sale of all or substantially all of the assets of the Company to, or consolidation with or merger of the Company into, any person or entity, all rights under this Warrant shall terminate other than the right of the Holder to receive the consideration such Holder would have received if it had exercised the Warrant immediately prior to such sale, consolidation or merger, such right to receive consideration to be net of the applicable Warrant Price for such Warrant immediately prior to such termination.

(b) NOTICE IN EVENT OF DISSOLUTION. In case of the dissolution, liquidation or winding-up of the Company, all rights under the Warrant shall terminate on a date fixed by the Company, such date to be no earlier than ten (10) days prior to the effectiveness of such dissolution, liquidation or winding-up and not later than five (5) days prior to such effectiveness. Notice of such termination of purchase rights shall be given to the last registered Holder of the Warrant, as the same shall appear on the books and records of the company, by registered mail at least thirty (30) days prior to such termination date.

(c) COMPUTATIONS. The Company may retain a firm of independent public accountants (who may be any such firm regularly employed by the Company) to make any computation required under this Paragraph 5, and any certificate setting forth such computation signed by such firm shall be conclusive evidence of the correctness of any computation made under this Paragraph 5. In addition, the Chief Financial Officer of the Company may make any computations required by this Paragraph 5 and any certificate setting forth such computation signed by the Chief Financial Officer of the Company shall be conclusive evidence of the correctness of any computation made under this Paragraph 5.

6. FRACTIONAL SHARES.

(a) The Company shall not be required to issue fractional shares of Common Stock on the exercise of this Warrant, provided, however, that if the Holder exercises the Warrant in full, any fractional shares of Common Stock shall be eliminated by rounding any fraction up to the nearest whole number of shares of Common Stock.

(b) The Holder of this Warrant, by acceptance hereof, expressly waives his right to receive any fractional share of Common Stock upon exercise of this Warrant.

7. MISCELLANEOUS.

(a) This Warrant shall be governed by and construed in accordance with the laws of the State of California without regard to the conflicts of law principles thereof.

(b) All notices, requests, consents and other communications hereunder shall be made in writing and shall be deemed to have been duly made when delivered, or mailed by registered or certified mail, return receipt requested: (i) if to a Holder, to the address of such Holder as shown on the books of the Company, or
(ii) if to the Company, to 203 N. Wabash Avenue, Suite 1805, Chicago, Illinois, USA 60601, Attention: President.

(c) All the covenants and provisions of this Warrant by or for the benefit of the Company and the Holder shall bind and inure to the benefit of their respective successors and assigns hereunder.

(d) Nothing in this Warrant shall be construed to give to any person or corporation other than the Company and the Holder and any other registered Holder any legal or equitable right, and this Warrant shall be for the sole and exclusive benefit of the Company and the Holder and any other Holder.

(e) This Warrant may be exercised in any number of counterparts and each of such counterparts shall for all purposes be deemed to be an original, and such counterparts shall together constitute but one and the same instrument.

IN WITNESS WHEREOF, the Company has caused this Warrant to be signed by its duly authorized officer and this Warrant to be dated __________ , 2003.


STEALTH MEDIALABS, INC

By: Name: Title:

Agreed, acknowledged and accepted as of the date set forth above.


HOLDER OF WARRANT:

By:

Name: ________________________________

Title: __________________________

Address: _____________________________________

                  _____________________________________

                  _____________________________________

Telephone:____________________________

Tax Ident. No. _________________________

No. of Warrants: _______________________

                                  PURCHASE FORM

           (IMPORTANT: To be signed only upon exercise of the Warrant)

The undersigned, the Holder of the foregoing Warrant, hereby irrevocably elects to exercise the purchase rights represented by such Warrant for, and to purchase thereunder, ___________ shares of Common Stock of STEALTH MEDIALABS, INC. and herewith makes payment of $_________ therefore, and requests that the certificates for Common Stock to be issued in the name(s) of, and delivered to ______________________________________________ whose address(es) is (are)
___________________________________________________________ and where applicable whose social security or taxpayer identification number is
______________________.

Dated:
(Name of Holder)
(Signature of Holder)
(Address)
* Signature must conform in all respects to the name of registered Holder.

                                  TRANSFER FORM

           (IMPORTANT: To be signed only upon exercise of the Warrant)

For value received, the undersigned hereby sells, assigns, and transfers unto _____________________________ the right to purchase ____________ shares of
Common Stock of BitzMart, Inc. represented by the foregoing Warrant, and appoints _________________________ attorney to transfer such rights on the books of STEALTH MEDIALABS, INC. with full power of substitution in the premises.

Dated:
(Name of Holder)
(Signature of Holder)
(Address)

In the presence of (Witness):

* Signature must conform in all respects to the name of registered Holder.

** Must be accompanied by opinion of counsel indicating that registration is not required under the Securities Act of 1933, as amended.

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

Date: July 15, 2003

Stealth MediaLabs, Inc.


                                      By:  /s/ Howard Leventhal

                                      Howard Leventhal, President and CEO;
                                      Treasurer and Principal Accounting Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
AND PRINCIPAL FINANCIAL OFFICER
-------------------------------

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003

/s/ Howard E. Leventhal
-----------------------
Howard E. Leventhal
Chief Executive Officer and
Principal Financial Officer