Form 10QSB/A
period 2003-07-31
STEALTH MEDIALABS INC
filed 2003-10-29
CIK 1084551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 2 to
                                  FORM 10-QSB/A


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

    Changes in liabilities
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

Note 3 - Accrued Liabilities
         Accrued liabilities consisted of the following at January 31:

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

Date: July 15, 2003

/s/ Howard E. Leventhal
-----------------------
Howard E. Leventhal
Chief Executive Officer and
Principal Financial Officer

                                                                      EXHIBIT 31

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

         I, Howard Leventhal, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Stealth Medialabs, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: October 15, 2003                    /s/ Howard Leventhal
                                           -------------------------------------
                                           Howard Leventhal
                                           Chairman, Chief Executive Officer and
                                           Chief Financial Officer

                                                                      EXHIBIT 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Stealth Medialabs, Inc. (the "Company") on Form 10-QSB for the quarterly period ended July 31, 2003, as filed with the Securities and Exchange Commission on September 15, 2003 (the "Report"), I, Howard Leventhal, Chairman, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                        By: /s/ Howard Leventhal
                                           ------------------------------------
                                           Howard Leventhal
                                           Chairman, Chief Executive Officer and
                                           Chief Financial Officer
                                           October 15, 2003