Form 10QSB/A
period 2003-04-30
STEALTH MEDIALABS INC
filed 2003-10-31
CIK 1084551

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                             Stealth MediaLabs, Inc.

                     Stealth MediaLabs, Inc. and Subsidiary
                          (A Development Stage Entity)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 April 30, 2003 (Unaudited) and October 31, 2002



ASSETS                                                30-APR-03
                                                      UNAUDITED       31-OCT-02
                                                     ------------   ------------
Current Assets
  Cash and cash equivalents                          $    47,991    $   172,596
  Inventory                                          $    85,672    $        --
  Prepaid Expenses                                   $     3,667    $        --
                                                     ------------   ------------
Total Current Assets                                 $   137,330    $   172,596

Property & Equipment, net                            $   127,890    $    46,592
Intangible Assets, net                               $   157,665    $   140,400
                                                     ------------   ------------
                    Total Assets                     $   422,885    $   359,588
                                                     ============   ============

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Loans from an officer and director                 $       200    $       200
  Notes Payable                                      $    67,332    $        --
  Accounts Payable                                   $    71,933    $     6,437
  Accrued Liabilities                                $   242,391    $   242,391
                                                     ------------   ------------
Total Current Liabilities                            $   381,856    $   249,028

Commitments and Contingencies

Stockholders' Equity

Common Stock; $.001par value;
  authorized - 50,000,000 shares;
  issuued and outstanding - 21,602,184 at
  Apr. 30, 2003 and 21,786,799 at Oct. 31, 2002      $    21,602    $    21,187
Additional Paid In Capital                           $ 3,176,500    $ 2,810,923
Deferred Compensation                                $  (678,607)   $  (279,342)
Subscription Receivable                              $        --    $  (200,000)
Deficit accumulated in the development stage         $(2,478,466)   $(2,242,208)
                                                     ------------   ------------
Total Stockholders' Equity                           $    41,029    $   110,560
                                                     ------------   ------------

     Total Liabilities and Stockholders' Equity      $   422,885    $   359,588
                                                     ============   ============


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


                                                                     25-SEP-00
                                                 THREE MONTHS     (COMMENCEMENT)
                                                ENDED 30-APR-03    TO 31-JAN-03
                                                 -------------     -------------

Revenue                                          $    105,816      $     11,000
Cost of Goods Sold                               $     80,420      $     16,217
                                                 -------------     -------------

Gross Profit                                     $     25,396      $     (5,217)
                                                 -------------     -------------

Expense
    Business Promotion Expense                   $     21,057      $    222,751
    Depreciation and Amortization                $      9,107      $     73,860
    General & Administrative Expense             $     54,721      $  1,508,701
    Research & Development                       $     18,908      $    412,976
                                                 -------------     -------------
        Total Expense                            $    103,793      $  2,218,288
                                                 -------------     -------------

Operating Loss                                   $    (78,397)     $ (2,223,505)
                                                 -------------     -------------

Other (Income) Expense
    Interest Income                              $         25      $      3,833
    Interest Expense                             $        338      $    178,301
                                                 -------------     -------------
    Net Other Income (Expense)                   $       (313)     $   (174,468)
                                                 -------------     -------------

Net Loss to Common Stockholders                  $    (78,710)     $ (2,397,973)
                                                 =============     =============
Basic and Diluted Loss Per Share                 $    (0.0036)
                                                 =============
Weighted Average Number of Shares of
    Common Stock Outstanding                       21,602,184
                                                 =============



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

                                                                                             25-SEP-00
                                                                             THREE MONTHS  (COMMENCEMENT)
                                                                           ENDED 30-APR-03  TO 31-JAN-03
                                                                             ------------   ------------
Cash Flows from Operating Activities
    Net Loss                                                                 $   (78,710)   $(2,399,758)
    Adjustments to reconcile Net Income to net cash provided by operations
        Consuting fees paid by issuance of warrants                          $        --    $   245,791
        Amortization of Loan Discount                                        $        --    $   169,781
        Non-cash interest expense                                            $        --    $     5,250
        Amortization of Deferred Compensation                                $    12,000    $   364,750
        Inventory purchases                                                  $   (80,420)   $   (28,468)
        Prepaid Expenses                                                     $    (3,667)   $    (3,667)
        Depreciation and amortization                                        $    11,707    $    92,061

    Changes in liabilites
        Accounts Payable                                                     $    65,933    $     6,000
        Accrued Payroll - related party                                      $        --    $   168,696
        Accrued Expenses                                                     $     1,967    $    47,502
                                                                             ------------   ------------
               Net cash used in Operating Activities                         $   (71,190)   $(1,332,062)
                                                                             ------------   ------------

    Cash Flows from Investing Activities
        Purchase of fixed assets                                             $    81,298    $    (3,846)
                                                                             ------------   ------------
               Net Cash used in Investing Activities                         $   (81,298)   $    (3,846)
                                                                             ------------   ------------

    Cash Flows from Financing Activities
        Net proceeds from convertible debt                                   $        --    $   272,000
        Loans from director and officers                                     $        --    $    76,550
        Repayment of loans from directors and officers                       $        --    $   (76,350)
        Net proceeds from exercise of warrants                               $        --    $   161,000
        Net proceeds from issuance of common stock                           $        --    $   784,355
        Collection of subscription receivable                                $        --    $   251,500
        Proceeds of borrowings from banks & finance companies                $    67,332    $    40,000
        Repayment of bank loan                                               $        --    $   (40,000)
                                                                             ------------   ------------
    Net cash provided by Financing Activities                                $    67,332    $ 1,469,055
                                                                             ------------   ------------

Net cash (decrease) increase for period                                      $   (85,156)   $   133,147
Cash and Cash Equivalents, Beginning of period                               $   133,147
                                                                             ------------   ------------

Cash and Cash Equivalents, end of period                                     $    47,991    $   133,147
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

                                                    5

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

Note 3 - Accrued Liabilities

         Accrued liabilities consist of the following at January 31:

                                                         2003            2002
                                                     ------------   ------------

Accrued employee compensation and benefit costs      $   156,788    $    89,288
Accrued professional fees and insurance                   87,569             --
                                                     ------------   ------------
                                                     $   244,357    $    89,288
                                                     ============   ============

         The Company does not have any liability or asset protection insurance policies, and is not aware of any contingencies which would require an accrual for potential loss.

Note 4 - Leases

         On December 1, 2002, the Company entered into a lease agreement and moved into a new facility. The lease period is for three years and rent is $1,243 per month.

         Future lease obligations are as follows:

                  February through October 31, 2003                 $    11,187
                  2004                                                   14,916
                  2005                                                   14,916
                                                                    ------------
                                                                    $    41,019
                                                                    ============

Note 5 - Supplemental Disclosures of Cash Flow Information

         None.

Note 6 - Capital Stock Activity in the Three Months Ended April 30, 2003

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

RESULTS OF OPERATIONS

         Quarter ended April 30, 2003

         REVENUE. During the second quarter of 2003, we produced sales of RollingDream(TM) vehicles in a gross amount of $105,816 with approximately 24% gross margins. Cumulatively for our fiscal year to the date of publication of this report (July 15, 2003), RollingDream produced gross sales of approximately $348,000. We had no revenue in connection with our attempts to complete and commercialize the StealthChannel technology.

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

         (b)CHANGES IN INTERNAL CONTROLS. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls. We have taken steps to formalize our regular and recurring transaction recording procedures.


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

Date: July 15, 2003


Stealth MediaLabs, Inc.



                                  By: /s/ Howard Leventhal
                                      ------------------------------------------
                                      Howard Leventhal, President and CEO;
                                      Treasurer and Principal Accounting Officer

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

Date: July 15, 2003


/s/ Howard E. Leventhal
---------------------------
Howard E. Leventhal
Chief Executive Officer and
Principal Financial Officer