Form 10-K
period 2020-12-31
Community Redevelopment Inc.
filed 2021-04-14
CIK 1084551

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20 ____, to ______, 20_____.

Commission File Number 333-140645

COMMUNITY REDEVELOPMENT INC.

(Exact name of registrant as specified in its charter)

Nevada	85-2629422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20295 NE 29th Place #200 Aventura, FL 33180	33431
(Address of principal executive offices)	(Zip Code)

(866) 692-6847

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on December 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the OTC Markets Group, Inc., was $2,160,194.

As of March 30, 2021, there were 2,495,499,668 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	The implementation of our strategic plans for our business;
●	Our financial performance;
●	Fluctuations in the number of influencers living in our Clubhouses or that we contract with and their number of social media followers;
●	Developments relating to our competitors and our industry, including the impact of government regulation;
●	Estimates of our expenses, future revenues, capital requirements and our needs for additional financing; and
●	Other risks and uncertainties, including those listed under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

ITEM 1. BUSINESS

Overview

Community Redevelopment Inc. was incorporated in the State of Oklahoma on August 16th, 2010. At the time of its creation, the Company had been engaged in marketing renewable energy, sales and marketing of turbines, lighting and solar energy sources. On July 6th, 2020, the company completed a transaction whereby the core business of the Company is now that of the new merged business. Community Redevelopment, Inc. that operates as a real estate redeveloper, financier, and acquirer of real estate targeting economic growth and opportunity zones in secondary and tertiary value-added markets. Our name was formally changed to Community Redevelopment Inc. on June 24th, 2020, as part of the overall transaction The Company is primarily focused on lower income markets and opportunity zones markets and surrounding communities in an effort to bring commerce and affordable housing to underserved or lower income areas. Community Redevelopment plans to provide numerous opportunities to improve low-income neighborhoods for residential, commercial, and industrial opportunities through government incentives, long term public and private partnerships and agreements. Our mission is to rebuild depressed or run-down communities, change the direction of youth and the community and improve the quality of life in those communities, and provide our investors with an opportunity to profit. We intend to accomplish this by focusing on partnerships between the public and private sector to generate both business interest and business activity in low-income neighborhoods that have gone unnoticed by the development community at large, while repairing and amending relationships in these underserved communities.

Community Redevelopment, Inc. is not an opportunity zone fund, or a real estate investment trust. Community Redevelopment, Inc. is a real estate developer and joint venture partner offering potential investors an opportunity to participate in the process of investing in real estate projects that could improve the quality of life for residents of low-income neighborhoods, via a publicly traded company. The Company intends to work with other real estate developers, as well as local and state government agencies to complete its projects in these communities.

ITEM 1A. RISK FACTORS

As a smaller reporting company this is not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company is currently awaiting Effectiveness from the SEC of its Form 10-A, our latest replies to Comments have not been answered as of the date of this filing.

ITEM 2. PROPERTIES

We currently maintain our executive offices in Aventura, Florida. This office belongs to Senator Ron Silver, our Director, and there is no charge for use to the Company.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTC Pink tier of OTC Market Group LLC’s Marketplace under the symbol “CWNR”. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock.

The following table sets forth, for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Period Fiscal Year 2021	High	Low
First Quarter (January 1, 2021 – March 31, 2021)*	$0.055	$0.020

Period Fiscal Year 2020	High	Low
First Quarter (January 1, 2020 – March 31, 2020)	$0.011	$0.003
Second Quarter (April 1, 2020 – June 30, 2020)	$0.13	$0.02
Third Quarter (July 1, 2020 – September 30, 2020)	$0.008	$0.004
Fourth Quarter (October 1, 2020 – December 31, 2020)	$0.11	$0.005

Period Fiscal Year 2019	High	Low
First Quarter (January 1, 2019 – March 31, 2019)	$0.0025	$0.0007
Second Quarter (April 1, 2019 – June 30, 2019)	$0.0042	$0.0015
Third Quarter (July 1, 2019 – September 30, 2019)	$0.0305	$0.0023
Fourth Quarter (October 1, 2019 – December 31, 2019)	$0.0275	$0.0066

*Through March 30, 2021.

Holders

As of March 30 2021, there were 2,495,499,668 shares of common stock issued and outstanding, and we had 131 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Transfer Agent and Registrar

The Company’s transfer agent is Signature Stock Transfer, 14673 Midway Rd #220, Addison, Texas 75001.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this annual report, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this annual report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this annual report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

Community Redevelopment Inc. was incorporated in the State of Oklahoma on August 16th, 2010. At the time of its creation, the Company had been engaged in marketing renewable energy, sales and marketing of turbines, lighting and solar energy sources. On July 6th, 2020, the company completed a transaction whereby the core business of the Company is now that of the new merged business. Community Redevelopment, Inc. operates as a community oriented real estate redeveloper targeting economic growth and opportunity zones in secondary and tertiary value-added markets. Our name was formally changed to Community Redevelopment Inc. on June 24th, 2020 as part of the overall transaction The Company is primarily focused on opportunity zones in an effort to bring commerce and affordable housing to underserved areas. Community Redevelopment plans to provide numerous opportunities to improve low-income neighborhoods for residential, commercial, and industrial opportunities through government incentives, long term public and private partnerships and agreements. Our mission is to rebuild depressed communities, change the direction of youth and improve the quality of life in those communities, and provide our investors with an opportunity to profit. We intend to accomplish this by focusing on partnerships between the public and private sector to generate both business interest and business activity in low-income neighborhoods that have gone unnoticed by the development community at large, while repairing and amending relationships in these underserved communities.

Community Redevelopment, Inc. is not an opportunity zone fund, or a real estate investment trust. Community Redevelopment, Inc. is a real estate developer offering potential investors an opportunity to participate in the process of investing in real estate projects that could improve the quality of life for residents of low-income neighborhoods, via a publicly traded company. The Company intends to work with other real estate developers, as well as local and state government agencies to complete its projects in these communities.

The Company is not a “shell company,” as it has formal operations, emplaced Board, and several executed Memorandums of Understanding with current projects, in spite of having no significant cash on hand since the change in control of July 6th, 2020. As of December 31, 2020, the Company had $8,518 in cash and its auditors have issued an opinion raising substantial doubt about its ability to continue as a going concern. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company’s current management believes the advantages of being a publicly held corporation will enable it to project further and faster growth during this market down-turn. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through community-private partnerships within different US jurisdictions.

During the remainder of the fiscal year and beyond such time, we anticipate incurring costs related to the filing of Exchange Act reports, and investigating, analyzing and consummating further local partnerships. We believe we will be able to meet these costs through the use of funds to be loaned by or invested in us by our stockholders, management or other investors. Our management and stockholders have indicated their intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements; however, there are no agreements in effect between the Company and our management and stockholders specifically requiring that they provide any funds to the Company. As a result, there are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed.

As of the date of this filing, the Company has entered into preliminary discussions with several potential parties, though no definitive agreements have been executed to date.

While the Company has limited assets and no revenues, the Company has an exceptionally experienced management in finance, politics and business and have unrestricted flexibility in seeking, analyzing and participating in potential urban renewal opportunities in the area of community redevelopment. In its efforts to analyze potential ventures, the Company will consider the following kinds of factors:

(a) potential for growth, indicated by local need and assigned local, state or Federal funding and incentives towards urban renewal in that given locale.

(b) competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c) strength and diversity of current management;

(d) capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through joint ventures or similar arrangements, sales of securities, or from other sources;

(e) the extent to which the business opportunity can be advanced; and

In applying the foregoing criteria, not one of which will be definitive, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available urban renewal opportunities may occur in many different locales, and at various stages of development, all of which will make the task of comparative investigation and analysis of such urban renewal opportunities extremely difficult and complex. Due to the Registrant’s limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be engaged. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing new projects.

In evaluating a prospective new project, we will conduct as extensive a due diligence review of potential targets as possible given our dependence upon the ever-changing city, state and federal funding initiatives for urban redevelopment and our limited financial resources. We expect that our due diligence will encompass, among other things, meetings with the local government officials and inspection of its neighborhoods and infrastructure, as necessary, as well as a review of financial, government statistical data and other information which is made available to us. This due diligence review will be conducted primarily by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or other such professionals. The costs associated with hiring third parties as required to complete a new project may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the locale, amount of time it takes to complete a new project, the location of the project, and the size and complexity of the business of the project. As of the date of this filing, the Company has identified several potential business opportunities. The Company is currently in discussions with several but not limited to developers, real estate owners, property management company in California, Colorado, Florida, Georgia, Maryland, Ohio and Texas to either acquire, design and or redevelop properties.

Our limited funds will likely make it difficult to conduct a complete and exhaustive investigation and analysis of a target project at this early stage without bringing on strategic local partners, which is part of our business plan, see infra. As a general rule, it normally requires approximately 3-6 months to carry out due diligence and meeting with local and state officials, and approximately 9-12 months to follow through to completion. The estimated costs for this period and need are anywhere from approximately $750,000 to $1,500,000.

The time and costs required to select and evaluate a target project and to structure and complete a new project cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a new project, the location of the project, and the size and complexity of the project neighborhood, the scope of city, state and federal regulations, and whether funds may be raised contemporaneously with the transaction are all factors that determine the costs associated with completing a new project transaction. The time and costs required to complete a new project can be estimated once a new project target has been identified. Any costs incurred with respect to the evaluation of a prospective new project that is not ultimately completed will result in a loss to us.

Through information obtained from industry professionals including attorneys, architects, developers, appraisers, accountants, commercial and residential real estate brokers, builders, engineers as well as other consultants with experience in the urban redevelopment sphere, there are literally thousands of new potential projects, and the aim of the management is to filter through these for the most reasonably achievable urban renewal projects.

We are, and will continue for the foreseeable future to be, an insignificant participant on the national level of public-private urban renewal.

Nearly all similar companies have significantly greater financial resources; consequently, we will be at a competitive disadvantage in identifying possible urban renewal opportunities and successfully completing a new project. These competitive factors may reduce the likelihood of our identifying and consummating a successful new project.

We presently have no employees. Our officers and directors are engaged in outside business activities and are employed on a full-time basis by other companies. Our officers and directors will be dividing their time amongst these entities and anticipate that they will devote less than full time to our business until the successful project has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise their fiduciary duties as an officer and/or director of the Company and believes that they will be able to devote the time required to consummate a new project transaction as necessary. We expect no significant changes in the number of our employees other than such changes, if any, incident to a new project.

It is likely that the Registrant will engage its participation in a business opportunity through the issuance of its Common Stock or other securities of the Registrant, which could result in substantial dilution to the equity of stockholders of the Registrant immediately prior to the consummation of a transaction. Although the terms of any such transaction have not been identified and cannot be predicted, it is expected that any new project transaction the Company may enter into would be structured as a “tax free” reorganization. It should be noted that the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon the transaction meeting certain statutory and non-statutory requirements. There are different types of statutory requirements for each type of tax-free reorganization and thus each transaction must be reviewed carefully to determine its eligibility for a tax-free reorganization. One of the statutory requirements in a tax-free reorganization is that at least a certain percentage of the total consideration in the transaction must be voting stock of the engager corporation. This could result in substantial dilution to the equity of those who were stockholders of the Registrant prior to such reorganization. In addition, post-transaction dispositions of Registrant’s stock received as consideration could have implications for the tax-free nature of the transaction in question.

Acquisition by RCK Development LLC

Community Redevelopment, Inc. operates as a community oriented real estate redeveloper targeting economic growth and opportunity zones in secondary and tertiary value-added markets. The Company is primarily focused on opportunity zones in an effort to bring commerce and affordable housing to underserved areas. Community Redevelopment plans to provide numerous opportunities to improve low-income neighborhoods for residential, commercial, and industrial opportunities through government incentives, long term partnerships and agreements. Our mission is to rebuild depressed communities, change the direction of youth and improve the quality of life in those communities, and provide our investors with an opportunity to profit. We intend to accomplish this by focusing on partnerships between the public and private sector to generate both business interest and business activity in low-income neighborhoods that have gone unnoticed by the development community at large, while repairing and amending relationships in these underserved communities.

Community Redevelopment, Inc. is not an opportunity zone fund, or a real estate investment trust. Community Redevelopment, Inc. is a real estate developer offering potential investors an opportunity to participate in the process of investing in real estate projects that could improve the quality of life for residents of low-income neighborhoods, via a publicly traded company. The Company intends to work with other real estate developers, as well as local and state government agencies to complete its projects in these communities.

The present stockholders of the Registrant representing management control approximately 57% of the company and are the largest shareholders of the voting securities of the Registrant. As part of said merger, the past Director resigned and the majority shareholders elected our current Board.

It is anticipated that the investigation of specific urban renewal opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. The costs that will be incurred are difficult to determine with any degree of specificity at this time as such costs are expected to be dependent on factors such as the amount of time it takes to identify and complete a new project transaction, the location, size and complexity of the business of the project, the local, state and federal laws and/or matching funds, the scope of the due diligence investigation required, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific project opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred. The Company is currently in discussions with several qualified developers, real estate owners, and property management companies in California, Colorado, Florida, Georgia, Maryland, Ohio and Texas to either acquire, design and or redevelop properties.

RESULTS OF OPERATIONS

Year ended December 31, 2020, compared to the year ended December 31, 2019

Net loss for the year ended December 31, 2020 increased to $(46,154) from $(40,762) for the year ended December 31, 2019. The increase was due to increase in Operational Expenses.

Operating Expenses

Operating expenses for the year ended December 31, 2020 were $46,154, as compared to $40,762 for the year ended December 31, 2019. The variances were as follows. As part of the general and administrative expenses for the years ended December 31, 2020 and 2019, we recorded public relations, investor relations or business development expenses of $46,154 and $40,762, respectively.

Net Loss

Net loss for the year ended December 31, 2020 was $46,154 as compared to $40,762 for the for the year ended December 31, 2019 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, which requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. While the Company is attempting to generate additional revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. We will require additional cash funding to fund operations. Therefore, we concluded there was substantial doubt about the Company’s ability to continue as a going concern.

To fund further operations, we will need to raise additional capital. We may obtain additional financing in the future through the issuance of its common stock, or through other equity or debt financings. Our ability to continue as a going concern or meet the minimum liquidity requirements in the future is dependent on its ability to raise significant additional capital, of which there can be no assurance. If the necessary financing is not obtained or achieved, we will likely be required to reduce its planned expenditures, which could have an adverse impact on the results of operations, financial condition and our ability to achieve its strategic objective. There can be no assurance that financing will be available on acceptable terms, or at all. The financial statements contain no adjustments for the outcome of these uncertainties. These factors raise substantial doubt about our ability to continue as a going concern and have a material adverse effect on our future financial results, financial position and cash flows.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $41,849. This amount was primarily related to a net loss of $46,154, (i) net working capital increase of $3,305 and increase in committed to be issued shares of $1,000.

Net cash used in operating activities for the year ended December 31, 2019 was $40,762. This amount was primarily related to a net loss of $40,762.

Investment Activities

Net cash used in investing activities for the years ended December 31, 2020 and 2019 was $0 and $0, respectively.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 and 2019 was $ 50,367 and $ 40,762, respectively. The 2020 amount related to proceeds from our chief executive officer and chairman of the Board of $38,041 and convertible notes payable of $12,326. The 2019 amount related to $40,762 borrowing from the former chief executive officer, who resigned after change of control in July 2020.

Critical Accounting Policies and Estimates

Use of Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, the allowance for bad debt, useful life of fixed assets, income taxes and unrecognized tax benefits, valuation allowance for deferred tax assets, and assumptions used in assessing impairment of long-lived assets. Actual results could differ from those estimates.

Lease

On January 2, 2020, the Company adopted FASB ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not records assets/liabilities for short term leases as of December 31, 2020.

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. The Company recognized revenue from providing temporary and permanent staffing solutions and sale of consumer products. Service revenues are recognized as the services are performed in proportion to the transfer of control to the customer and real estate revenues are recognized at the time of sale when consideration has been exchanged and title has been conveyed to the buyer. At this time, we have not identified specific planned revenue streams. During the period from August 16, 2010 (Inception) to December 31, 2020, we did not recognize any revenue.

Income Taxes

The Company accounts for income taxes using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law. For deferred tax assets, management evaluates the probability of realizing the future benefits of such assets. The Company establishes valuation allowances for its deferred tax assets when evidence suggests it is unlikely that the assets will be fully realized.

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and then only in an amount more likely than not to be sustained upon review by the tax authorities. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company classifies potential accrued interest and penalties related to unrecognized tax benefits within the accompanying consolidated statements of operations and comprehensive income (loss) as income tax expense.

Stock based Compensation

Stock based compensation cost to employees is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award). Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

Derivative instruments

The fair value of derivative instruments is recorded and shown separately under liabilities. Changes in the fair value of derivatives liability are recorded in the consolidated statement of operations under other (income) expense.

Our Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses binomial option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Related Parties

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 related parties include:

a. affiliates of the Company;

b. entities for which investments in their equity securities would be required, absent the election of the FV option under the FV Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity;

c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management;

d. principal owners of the Company;

e. management of the Company;

f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and

g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements.

The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including those interim periods within those fiscal years. We did not expect the adoption of this guidance have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To	The Board of Directors and Shareholders
Community Redevelopment Inc
20295 NE 29th Place #200
Aventura, Florida 33180

Opinion on the financial statements

We audited the accompanying balance sheets of Community Redevelopment Inc (“the Company”) as of December 31, 2020 and the related statements of operations, stockholders’ equity, and cash flows for year then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits. we are required to obtain an understanding of internal control over financial reporting not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $904,056 and had a negative cash flow from operations amounting to $41,849 for the year ended December 31, 2020. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters arising from the current period of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit below, providing separate opinions on the critical audit matters or the accounts or disclosures to which they relate.

Related party transactions.

As discussed in Note 4 to the financial statement, the Company has borrowed from principal stockholder and officer an amount of $745,180 and $38,041as of the date of December 31, 2020.

The procedure performed to address the matter included: obtaining the confirmation from related party, testing the billing during the year and examining stock settlement by Board resolution for the outstanding amount to stockholder in the subsequent period and Promissory note to the officer.

We have served as the Company’s auditor since 2020.

/S/ M.S. Madhava Rao

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

April 14, 2021

Community Redevelopment Inc

(Formerly known as Crosswind Renewable Energy Corporation)

Consolidated Balance Sheet

Audited

	For the Fiscal Year Ended
	December 31 ,
	2020	2019
Assets
Current Assets
Cash at Bank	$8,518	$0

Total Current Assets	8,518	0

Total Assets	$8,518	$0

Liabilities and Stockholders' Equity
Current Liabilities
Accrued Expenses payable	$3,305	$0
Notes Payable	38,041	0
Loan from Shareholders	745,180	732,854
Total Liabilities	786,526	732,854

Stockholders’ Equity
Common stock: $0.001 par value, 150,000,000 shares authorized, 125,048,768 shares issued and outstanding at December 31, 2020 and December 31, 2019	125,048	125,048
Shares committed to be issued	1,000
Accumulated deficit	(904,056)	(857,902)
Total Equity (Deficit)	(778,008)	(732,854)
Total Liabilities and Equity	$8,518	$0

See Accompanying Notes to Consolidated Financial Statements.

Community Redevelopment Inc

(Formerly known as Crosswind Renewable Energy Corporation)

Consolidated Statements Of Operations

Audited

	For the Fiscal Year Ended
	December 31 ,
	2020	2019

Revenue	$–	$–

Operating Expense
General and Administrative Expenses	46,154	40,762

Operating Loss	(46,154)	(40,762)

Net Loss for Period	$(46,154)	$(40,762)

Net (loss) per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	125,048,768	125,048,768

See Accompanying Notes to Consolidated Financial Statements.

Community Redevelopment Inc

(Formerly known as Crosswind Renewable Energy Corporation)

Consolidated Statements of Stockholders Equity (Deficit)

Audited

	Common Stock
	Number of Shares	Amount	Shares Committed	Accumulated Deficit	Total

Balance January 1, 2019	125,504,876	$125,048	$0	$(817,140)	$(692,092)

Net Income/(Loss)				(40,762)	(40,762)

Balance December 31, 2019	125,504,876	$125,048	$0	$(857,902)	$(732,854)

Shares Committed to be issued			1,000		1,000

Net Income / Loss				(46,154)	(46,154)

Balance December 31, 2020	125,504,876	$125,048	$1,000	$(904,056)	$(778,008)

See Accompanying Notes to Consolidated Financial Statements.

Community Redevelopment Inc.

(Formerly known as Crosswind Renewable Energy Corporation)

Consolidated Statements of Cash Flows

Audited

	For the Fiscal Year Ended
	December 31 ,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(46,154)	$(40,762)
Shares committed to issue	1,000
Increase in accrued Expenses	3,305
Net cash provided by (used) in operating activities	(41,849)	(40,762)

CASH FLOWS FROM INVESTING ACTIVITIES:	0	0
Net cash provided by (used) in Investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Shareholder loan	12,326	40,762
Increase in Notes Payable - Related Parties	38,041	0
Net cash provided by financing activities	50,367	40,762

Net increase (decrease) in cash and cash equivalents	8,518	0
Cash and cash equivalents at beginning of period	0	0
Cash and cash equivalents at end of period	$8,518	$0

See Accompanying Notes to Consolidated Financial Statements.

Community Redevelopment Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 1 – NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN

Organization

Community Redevelopment Inc. was incorporated in the State of Oklahoma on December 16th, 2010. At the time of its creation, the Company had been engaged in marketing renewable energy, sales and marketing of turbines, lighting and solar energy sources. On July 6th, 2020, the company completed a transaction whereby the core business of the Company is now that of the new merged business. Community Redevelopment, Inc. operates as a community oriented real estate redeveloper targeting economic growth and opportunity zones in secondary and tertiary value-added markets. Our name was formally changed to Community Redevelopment Inc. on June 24th, 2020 as part of the overall transaction The Company is primarily focused on lower income communities in an effort to bring commerce and affordable housing to underserved areas.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of stockholders on executive compensation and any golden parachute payments not previously approved.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second quarter of any fiscal year following the anniversary of the initial reporting.

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, the allowance for bad debt, useful life of fixed assets, income taxes and unrecognized tax benefits, valuation allowance for deferred tax assets, and assumptions used in assessing impairment of long-lived assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions.

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

Service revenues are recognized as the services are performed in proportion to the transfer of control to the customer and real estate revenues are recognized at the time of sale when consideration has been exchanged and title has been conveyed to the buyer. At this time, we have not identified specific planned revenue streams.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2020 and 2019, there were no impairment loss of its long-lived assets.

Income Taxes

The Company accounts for income taxes using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law. For deferred tax assets, management evaluates the probability of realizing the future benefits of such assets. The Company establishes valuation allowances for its deferred tax assets when evidence suggests it is unlikely that the assets will be fully realized.

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and then only in an amount more likely than not to be sustained upon review by the tax authorities. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company classifies potential accrued interest and penalties related to unrecognized tax benefits within the accompanying consolidated statements of operations and comprehensive income (loss) as income tax expense.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, other receivable, note receivable, other current assets, accounts payable, and accrued expenses, if applicable, approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value.

The Company utilizes the methods of fair value (“FV”) measurement as described in ASC 820 to value its financial assets and liabilities. As defined in ASC 820, FV is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in FV measurements, ASC 820 establishes a FV hierarchy that prioritizes observable and unobservable inputs used to measure FV into three broad levels, which are described below:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of our accounts payable, accrued expenses - related party and loan payable – related party. The carrying amount of our prepaid accounts payable, accrued expenses- related parties and loan payable – related party approximates their fair values because of the short-term maturities of these instruments

Basic Income (Loss) Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Potential common shares.

The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Numerator:
Net loss	$(46,154)	$(40,762)
Denominator:
Weighted average common shares outstanding—basic	125,048,768	125,048,768
Dilutive common stock equivalents	–	–
Weighted average common shares outstanding—diluted	125,048,768	125,048,768
Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB ASC to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates it is probable a material loss was incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including those interim periods within those fiscal years. We did not expect the adoption of this guidance have a material impact on its consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a net loss of $46,154 for the year ended December 31, 2020, negative working capital as of December 31, 2020, and accumulated deficit of $904,056. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate additional revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – NOTE PAYABLE, RELATED PARTY

The principal stockholder and the immediate past CEO have advanced funds to the Company from time to time. As of December 31, 2020, and December 31, 2019, the liability to the stockholders is $745,180 and $732,854 respectively.

As of December 31, 2020, there was a Note payable to related parties is $ 38,041.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock

The Company has 150,000,000 shares of authorized, common stock, out of which 125,048,768 shares issued and outstanding as on December 31, 2020. The Company has amended its Certificate of Incorporation to issue an aggregate of 3,000,000,000 shares of capital stock, of which 2,495,499,668 issued and outstanding. There is no Preferred Stock having been created nor issued. On February 11th, 2021, the company increased their Authorized share count to 3 Billion shares to accommodate for the issuance of the Acquisition shares in post-split amounts.

Common Stock

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Company’s board of directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

Preferred Stock

To date, no Preferred Stock has been Authorized nor issued.

Warrants

No warrants were issued or outstanding for the year ending December 31, 2020.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during years ended December 31, 2019 and 2018 respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”), and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The Company’s suppliers may decrease production levels based on factory closures and reduced operating hours in those facilities. Likewise, the Company is dependent on its workforce to deliver its products. Developments such as social distancing and shelter-in-place directives may impact the Company’s ability to deploy its workforce effectively. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. The Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time. If the pandemic continues, it may have a material effect on the Company’s results of future operations, financial position, and liquidity in the next 12 months.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

The Company continues to examine the impact that the CARES Act may have on our business. Currently, management is unable to determine the total impact that the CARES Act will have on our financial condition, results of operations, or liquidity.

NOTE 7. SUBSEQUENT EVENTS

On February 11th, 2021 the company increased their Authorized share count to 3 Billion shares to accommodate for the issuance of the post-split amounts.

During the first quarter of 2021, the Company issued 2,250,000,000 common shares to acquire the assets and liabilities of RCK Development LLC (“RCK”) in a merger agreement. Additionally, the Company issued 125,000,000 common shares to settle 100% of the outstanding debt of the prior Director. The Company then effected a reverse 100:1 stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified below.

•	Ineffective control over the financial statements closing process;
•	Lack of segregation of duties; and
•	Inadequate monitoring of non-routine and non-systematic transactions.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2020, our Company’s internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Name	Age	Position
Charles Arnold	69	Director, Chief Executive Officer

Ronald Silver	77	Director, Chairman

Kevin Humes	62	President

K. Bryce Toussaint	49	Chief Financial Officer

Stalin A. Cruz	47	Director, EVP of Finance & Investment Strategy

Charles Arnold, 69, assumed the role of CEO and was elected to the Board of Community Redevelopment Inc. on July 6, 2020. After overseeing the completion of the acquisition of the assets and liabilities of RCK Development LLC in a merger agreement, he will lead the Company as it provides commerce and affordable housing to underserved areas. As CEO, Mr. Arnold is focused on building partnerships between the public and private sector to improve low-income neighborhoods for residential, commercial, and industrial opportunities through government incentives and agreements.

Mr. Arnold has enjoyed tremendous success as an entrepreneur and has served as a consultant and advisor to public and private companies since 1992. His primary role has been to assist clients in making informed decisions on appropriate corporate structures, corporate governance, company strategy, disclosure, as well as guiding management on the selection of their professional team of bankers, lawyers, accountants, and key internal executives. Mr. Arnold has been responsible for financing, capitalizing, and structuring start-up companies from the inception stages to the public market, while providing management teams with a comprehensive set of strategies to increase the probability of successful execution and to set the stage for long-term shareholder returns. He looks forward to utilizing his vast amount of business experience to rebuild depressed communities, and to improve the quality of life in those communities, while providing investors with an opportunity to participate.

Mr. Arnold has traveled extensively to speak at both domestic and international investment conferences. After retiring from the lecture circuit to focus on his consulting and advisory practice, he remains in demand as a lecturer at seminars on entrepreneurship, business economics, and business development. Mr. Arnold has appeared in the Wall Street Journal and been quoted in Bloomberg, Reuters, and other financial publications. He also was a board member of the “Total Return Fund” and the “Income Plus Fund”. He was the president Sound Money Investors and is currently the CEO of Stemtech Corporation.

Senator Ronald A. Silver, 77, served in the Florida House of Representatives from 1978 to 1992. While in the Florida House, Senator Silver served in major positions, including Majority Whip (1984-1986) and Majority Leader (1986-1988). He also chaired various committees, including the Select Committee on Juvenile Justice, Criminal Justice, Ethics and Elections, as well as the Subcommittee of Appropriations on General Government. Senator Silver was elected to the Florida Senate in 1992 and subsequently re-elected, serving as the Majority (Democratic) leader for the 1994 session. During his last term in the Senate, he was designated by both the House and Senate as the Dean of the Legislature recognizing his standing as the longest serving member.

His career as a lawmaker has yielded a vast and extensive knowledge of public policy issues and the legislative process, allowing him to be an advocate and servant for his diverse community. Throughout his tenure in the Senate, Mr. Silver has been known to tackle tough issues, transcend partisanship and build strong coalitions. As Senator, he served on a variety of committees, and was chairman of both the Appropriations Subcommittee on Health and Human Services and Criminal Justice. His career in the Senate has earned praise from his colleagues, in both the legislature and other branches of government throughout the nation.

In 1993, Mr. Silver was elected Chairman of the Southern Legislative Conference (17 Southern States) of the Council of State Governments. Most recently, a new prescription drug plan for Medicare-eligible senior citizens in the State of Florida has been named the “Silver Saver” in his honor.

Since his retirement from the Senate in 2002, Mr. Silver also functions as President of his own consulting firm (Ron Silver & Associates) and maintains his law practice in Miami Beach, Florida. In addition, Mr. Silver served as the first chairman of the Florida Biofuels Association and is currently the immediate past chairman and a Member of the Board Directors of that organization.

Kevin Humes, 62, is a retired, disabled veteran who is the managing partner of USA International Holdings Co, U.S.A. AIA International Corp. During his 18 years of decorated service in the U.S. Army and prior to his medical discharge, Kevin was responsible for in-service recruitment, retention, education, and service member training for a company unit size of 300 personnel. Additional duties included assisting service members in preparation for departure from military service by utilizing all resources available to ensure a smooth transition.

In 2000, Mr. Humes founded and became President and CEO of the American Veterans Alliance (AVA), a veteran’s service organization. He also became President of the American Alliance for Disabled Veterans, a 501c-3 non-profit organization. Both organizations were founded to support veterans by assisting with providing education, employment, access to quality health care, and guidance in business and entrepreneurship.

Kevin’s legislative endeavors to support and empower veterans throughout the past 20 years have put the American Veterans Alliance and the American Alliance for Disabled Veterans front and center, advocating directly to the Secretary of Veteran Affairs, the Joint Chiefs of Staff, the Department of Defense, and the Department of Labor, along with many of America’s largest veteran organizations.

K. Bryce Toussaint, 49, is a highly accomplished, result-driven entrepreneur with more than 20 years of business experience, including extensive work in providing merger and acquisition consulting, raising capital (Equity and Debt), project and corporate finance, private equity due diligence and accounting systems integration, with an emphasis in the Energy (Renewable, E&P, and Midstream), Manufacturing, Nutraceutical and Technology industries. Mr. Toussaint is well versed on SEC rules and regulations as well as Generally Accepted Accounting Principles promulgated by the Financial Accounting Standards Board. This expertise stems from his completion of numerous audits for publicly and privately held companies, as well as the invaluable knowledge of SEC rules and regulations he gained as both the CEO and CFO of public companies. In addition, Mr. Toussaint has demonstrated the ability to streamline business operations that drive growth and increase efficiency and bottom-line profit. He possesses strong qualifications in developing and implementing financial controls and processes, as well as productivity improvements and change management.

Currently, Mr. Toussaint is the Chairman and Interim CEO of Principal Solar, Inc. a position he has held since September of 2018. Mr. Toussaint formally served as Chief Executive Officer and Board member of NASDAQ listed Corporation MYOS-Rens from December 2015 until 2016. Mr. Toussaint built the foundation of his career at KPMG LLP, where he served both foreign and domestic registrants with reporting, mergers and acquisitions consulting and other capital market engagements from December 1996 to June 2000. In between, he also built a successful consulting practice assisting businesses of various sizes with process improvement and compliance initiatives, developing their management teams, accounting and reporting structure, providing strategic and operational expertise, and raising equity and debt financing, generally serving in an interim management capacity.

Mr. Toussaint has worked in more than seven countries including the United Kingdom, Spain, France, Mexico, and Central America, as he is bilingual in English and Spanish. Mr. Toussaint obtained both his Bachelor of Science in Accounting and his Master of Business Administration degrees from Louisiana State University in Baton Rouge, Louisiana. Mr. Toussaint is also certified as a CPA in the State of Texas.

Stalin A. Cruz, 47, Mr. Cruz is an experienced, knowledgeable and successful financial services executive with over 26 years of expertise. His extensive knowledge of domestic and international markets has afforded him the ability to be a great asset to the industry. As a Director and the Executive Vice President of Finance and Investment Strategy for Community Redevelopment Inc., he provides the company with strategic direction to achieve its expansion goals, capital needs, and liquidity requirements.

Additionally, he is the Managing Partner and CEO of Cruz Capital Management, LP. Mr. Cruz is also a member of the capital markets team at a New York based full-service investment banking and brokerage firm. Prior to these ventures, he has held several principal positions throughout his Wall Street career. In the real estate sector, he has covered and dealt with REITs, hedge funds, institutional and private investors in CMBS trading, as well as debt and equity transactions.

(b) Significant Employees.

None.

(c) Family Relationships.

None.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Registrant during the past ten years.

Number and Terms of Office of Officers and Directors

Each member of our Board of Directors serves for a term ending on the date of the annual meeting of stockholders following the annual meeting of the stockholders at which such director was elected. Notwithstanding the foregoing, each director shall serve until his or her successor is elected and qualified or until his or her death, resignation or removal. Our officers are appointed by our Board to a term of one year and serve until their successors are duly appointed and qualified, or until the officer is removed from office. Our Board has no nominating, audit or compensation committees.

Committees of the Board of Directors

We do not have a standing nominating, compensation or audit committee. Rather, our full Board of Directors performs the functions of these committees. We do not believe it is necessary for our Board of Directors to appoint such committees because the volume of matters that come before our Board of Directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our common stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Director Nominations

Our full Board of Directors recommends candidates for nomination for election at the annual meeting of the stockholders. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have not yet adopted a code of ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. We expect that we will adopt a code of ethics in the near future.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner, he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we have been advised that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Family Relationships

None.

Involvement in Certain Legal Proceedings

No executive officer, member of the Board of Directors or control person of our Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

ITEM 11. EXECUTIVE COMPENSATION

No compensation was paid during the fiscal years ended December 31, 2020 and 2019 to the Company’s executive officers.

Executive Compensation Philosophy

Our Board determines the compensation given to our executive officers in its sole determination. Our Board reserves the right to pay our executives or any future executives a salary, and/or issue them shares of stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, the Board reserves the right to grant performance-based stock options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Employment Agreements

None.

Long-Term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy, in the future, we may award our executives and any future executives with long-term, stock-based compensation, at the sole discretion of our Board, which we do not currently have any immediate plans to award.

Director Compensation

The Company’s two Directors do not receive any compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2021 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 2,495,499,668 shares of our common stock issued and outstanding as of March 30, 2021

Name and Title	Amount and Nature of Beneficial Ownership	Percentage of Class
Ronald Silver, Dir.	500,000,000	20%
Kevin Humes, Dir.	500,000,000	20%
Charles Arnold, Dir.	166,666,600	6.6%
Stalin Cruz	500,000,000	20%
Kendrick Toussaint	100,000,000	5%
All Directors and Officers as a Group None	1,766,666,600	71.67%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings. The aggregate fees billed by M.S. Madhava Rao, CPA for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, were $8000.00

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for tax planning services and tax advice. The board of directors must specifically approve all other tax services.

All Other Fees. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related, and tax services categories. The board of directors preapproves specified other services that do not fall within any of the specified prohibited categories of services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements

(2)	Financial Statements Schedules

All financial statements schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this annual report.

(3)	Exhibits

We hereby file as part of this annual report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer (and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Document.

*	Filed herewith.
**	Furnished herewith.
+	Management contract, compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY REDEVELOPMENT INC.

Dated: April 14, 2021	By:	/s/
Charles Arnold
Chief Executive Officer

