Form 10-Q
period 2021-03-31
Community Redevelopment Inc.
filed 2021-05-17
CIK 1084551

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from January 1, 2021 to March 31, 2021.

Commission file number: 333-208814

COMMUNITY REDEVELOPMENT INC.

(Exact name of registrant as specified in its charter)

Oklahoma	85-2629422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20295 29th Place, #200, Aventura, Fla	33421
(Address of principal executive offices)	(Zip Code)

866 692-6847

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐      No ☒

(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 if the Exchange Act.

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

Yes ☐   No ☒

As of May 12th, 2021, the registrant had 2,495,499,668 shares of its Common Stock, $0.001 par value, outstanding.

When used in this quarterly report, the terms “Community Redevelopment Inc.” “the Company,” “we,” “our,” and “us” refer to Community Redevelopment Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

3

PART I. Financial Information

COMMUNITY REDEVELOPMENT INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2021

INDEX

Page

Unaudited Condensed Consolidated Balance Sheets	5

Unaudited Condensed Consolidated Statements of Operations	6

Unaudited Condensed Consolidated Statements of Changes in Shareholders' Deficiency	7

Unaudited Condensed Consolidated Statements of Cash Flows	8

Notes to Unaudited Consolidated Financial Statements	9 to 13

COMMUNITY REDEVELOPMENT INC.

BALANCE SHEET

	For the Quarter ended March 31, 2021, Unaudited	For the Year ended December 31, 2020, Audited

ASSETS
CURRENT ASSETS
Cash in Bank	$1,559	$8,518

TOTAL CURRENT ASSETS	1,559	8,518

TOTAL ASSETS	$1,559	$8,518

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$29,117	$–
Accrued Expenses Payable	–	3,305
Notes Payable	38,041	38,041
Loan from Shareholders	–	745,180
TOTAL LIABILITIES	67,158	786,526

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value, 3,000,000,000 shares authorized, 2,495,499,668 and 125,048,768 shares issued and outstanding at March 31, 2021 and December 31, 2020 respectively	2,495,499	125,048
Shares Committed to be issued	–	1,000
Additional Paid in Capital	2,866,729	–
Accumulated deficit	(5,427,827)	(904,056)
TOTAL EQUITY (DEFICIT)	(65,599)	(778,008)
TOTAL LIABILITIES AND EQUITY	$1,559	$8,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMUNITY REDEVELOPMENT INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the quarter Ended
	March 31,
	2021	2020

REVENUE	$–	$–

OPERATING EXPENSE
General and Administrative Expenses	4,523,771	5,918

OPERATING LOSS	(4,523,771)	(5,918)

NET LOSS FOR PERIOD	$(4,523,771)	$(5,918)

Net (loss) per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	1,104,845,140	125,048,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMUNITY REDEVELOPMENT INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional
	Number of Shares	Amount	paid in capital	Shares Committed	Accumulated Deficit	Total
Balance December 31, 2019	125,048,768	$125,048	$–	$–	$(857,902)	$(732,854)

Shares Committed to be Issued				1,000		1,000

Net Loss					(46,154)	(46,154)

Balance December 31, 2020	125,048,768	125,048	–	1,000	(904,056)	(778,008)

Shares Issued for Services	2,245,499,800	2,245,500	2,246,500	(1,000)		4,491,000

Shares Issued for Debt	124,951,100	124,951	620,229			745,180

Net Loss					(4,523,771)	(4,523,771)

Balance March 31, 2021	2,495,499,668	$2,495,499	$2,866,729	$–	$(5,427,827)	$(65,599)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMUNITY REDEVELOPMENT INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Quarter Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,523,771)	$(5,918)
Shares issued for Services	4,491,000	–
Accrued Expenses paid	(3,275)	–
Increase in accounts payable	29,087	–
Net cash provided by (used) in operating activities	(6,959)	(5,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used) in Investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Shareholder's loan	–	5,918
Net cash provided by financing activities	–	5,918

Net increase (decrease) in cash and cash equivalents	(6,959)	–
Cash and cash equivalents at beginning of period	8,518	–
Cash and cash equivalents at end of period	$1,559	$–
Supplemental disclosure of cash flow information
Cash paid for interest	$–	$–
cash paid for tax	$–	$–
Supplemental disclosure of non cash financing activities
Shares issued to settle notes payable	$745,180	$–
Shares issued for services	$4,491,000	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

Community Redevelopment Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN

Organization

Community Redevelopment Inc. was incorporated in the State of Oklahoma on August 16th, 2010. At the time of its creation, the Company had been engaged in marketing renewable energy, sales and marketing of turbines, lighting and solar energy sources. On July 6th, 2020, the company completed a transaction whereby the core business of the Company is now that of the new merged business. Community Redevelopment, Inc. operates as a community oriented real estate redeveloper targeting economic growth and opportunity zones in secondary and tertiary value-added markets. Our name was formally changed to Community Redevelopment Inc. on June 24th, 2020 as part of the overall transaction. The Company is primarily focused on lower income communities in an effort to bring commerce and affordable housing to underserved areas.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Company has incurred a net loss of $ 4,523,771 for the three months ended March 31, 2021, it has incurred cumulative losses since inception of $5,427,827. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Our financial instruments consist of our accounts payable, accrued expenses - related party and loan payable – related party. The carrying amount of our prepaid accounts payable, accrued expenses- related parties and loan payable – related party approximates their fair values because of the short-term maturities of these instruments.

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

Note 2 – Authorized Shares

The Company is authorized to issue up to 3,000,000,000 shares of common stock, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Note 3 – Commitments & Contingent Liabilities

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

NOTE 4 – RELATED PARTIES

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

The Company has borrowed from its current CEO an amount of $38,041 as disclosed in our 10-K of December 31, 2020. Said amount is interest free, convertible at the holder’s option and is due on December 31, 2021. The Company also has a liability, accounts payable of $27,117 payable to current CEO as on March 31, 2021.

NOTE 5 – SUBSEQUENT EVENTS

On May 14th, 2021, the Board of Directors appointed Stalin Cruz to replace Rick Toussaint as CFO of the Company.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS QUARTERLY REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Implications of Being an Emerging Growth Company

Emerging Growth Company - We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, or the Securities Act. We will continue to be an emerging growth company until: (i) the last day of our fiscal year during which we had total annual gross revenues of at least $1.07 billion; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30.

As an emerging growth company, we are exempt from:

•	Sections 14A(a) and (b) of the Exchange Act, which require companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;
•	The requirement to provide, in any registration statement, periodic report or other report to be filed with the Securities and Exchange Commission, or the “Commission” or “SEC”, certain modified executive compensation disclosure under Item 402 of Regulation S-K or selected financial data under Item 301 of Regulation S-K for any period before the earliest audited period presented in our initial registration statement;
•	Compliance with new or revised accounting standards until those standards are applicable to private companies;
•	The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to provide auditor attestation of our internal controls and procedures; and
•	Any Public Company Accounting Oversight Board, or “PCAOB”, rules regarding mandatory audit firm rotation or an expanded auditor report, and any other PCAOB rules subsequently adopted unless the Commission determines the new rules are necessary for protecting the public.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups Act.

We are also a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. As a smaller reporting company, we are not required to provide selected financial data pursuant to Item 301 of Regulation S-K, nor are we required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We are also permitted to provide certain modified executive compensation disclosure under Item 402 of Regulation S-K.

Company Overview

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

The Company is not a “shell company,” as it has formal operations, emplaced Board, and several executed Memorandums of Understanding with current projects, in spite of having no significant cash on hand since the change in control of July 6th, 2020. As of March 31, 2021, the Company had $1,559 in cash and its auditors have issued an opinion raising substantial doubt about its ability to continue as a going concern. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited condensed financial statements should be read in conjunction with our December 31st, 2020 Annual financial statements included in our Form 10-K, filed with the SEC on April 14th, 2021.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended December 31, 2020 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our unaudited condensed financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited condensed financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. There is no assurance that our operations will be profitable. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 3,000,000,000 shares of common stock, par value $0.001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Commitments and Contingencies

None.

Financing

We will require additional financing to implement our business plan, which may include joint venture projects and debt or equity financings. The nature of this enterprise and constraint of positive cash flow places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable profits and losses can be demonstrated. Therefore, any debt financing of our activities may be costly and result in substantial dilution to our stockholders.

Future financing through equity investments is likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the Agro-tech industry, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

There is no assurance that we will be able to obtain financing on terms satisfactory to us, or at all. We do not have any arrangements in place for any future financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Operating Expenses

Total General and Administrative expenses for the 3 months ended March 31, 2021 and 2020, were $4,523,771 versus $5,918, respectively. This was primarily due to an increase of $4,517,853 in general and administrative expenses, comprised of $4,491,000 in lieu of shares issued for salary and expenses for directors and external advisors.

Liquidity and Capital Resources

Overview

Since inception on August 16, 2010, the Company had a cumulative deficit of $5,427,827 and we have a working capital deficit of $65,599 as of March 31, 2021. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans.

As of March 31, 2021, our cash balance was $1,559, we believe we will require a minimum of $1 million in working capital over the next 12 months to grow the company as currently planned, covering our operation costs and maintaining our regulatory reporting and filings. Should our revenues not materialize as expected, or if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses; we may need funds in excess of that currently planned.

It is our current policy that all transactions between the Company and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the existing directors, are approved by vote of the stockholders, or are fair to us as a corporation as approved or ratified by our Board of Directors or authorized officer. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we review the potential of conflicts of interest.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended December 31, 2020 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our unaudited financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

There is no assurance that our operations will be profitable. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

Off Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon the Company’s unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our unaudited condensed financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts and income taxes. These policies require that we make estimates in the preparation of our unaudited condensed financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of March 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of March 31, 2021 conducted as part of our preparation of the quarterly unaudited condensed financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and fair presentation of the unaudited condensed financial statements included in this quarterly report. The unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect management’s judgment and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that pertain to our ability to record, process, summarize and report reliable data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to unaudited condensed financial statements presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim unaudited condensed financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are described below.

Procedures for Control Evaluation. Management has not established with appropriate rigor the procedures for evaluating internal controls over financial reporting. Due to limited resources and lack of segregation of duties, documentation of the limited control structure has not been accomplished.

Lack of Audit Committee. To date, the Company has not established an Audit Committee. It is management’s view that such a committee, including a financial expert, is an utmost important entity level control over the financial reporting process.

Insufficient Documentation of Review Procedures We employ policies and procedures for reconciliation of the unaudited condensed financial statements and note disclosures.

Insufficient Information Technology Procedures. Management has not established methodical and consistent data back-up procedures to ensure loss of data will not occur.

As a result of the management evaluation of company internal control over financial reporting described above, the Company’s management has concluded that, as of March 31, 2021, the Company’s internal control over financial reporting was not based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II- Other Information

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Recent Sale of Unregistered Securities

During the first quarter of 2021, the Company issued 2,245,499,800 common shares to acquire the assets and liabilities of RCK Development LLC (“RCK”) in a merger agreement which were issued to Directors and Consultants. Additionally, the Company issued 124,951,100 common shares to settle 100% of the outstanding debt of the prior Director.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

* Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2021	By:	/s/ Charles Arnold
Charles Arnold Director, Chief Executive Officer
COMMUNITY REDEVELOPMENT INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Dated: May 17, 2021	By:	/s/ Charles Arnold
Charles Arnold Director, Chief Executive Officer
COMMUNITY REDEVELOPMENT INC.

