Form 10-Q
period 2021-06-30
Community Redevelopment Inc.
filed 2021-08-16
CIK 1084551

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2021.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-208814

COMMUNITY REDEVELOPMENT INC.

(Exact name of registrant as specified in its charter)

Oklahoma	85-2629422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20295 29th Place, #200, Aventura, FL	33421
(Address of principal executive offices)	(Zip Code)

866 692-6847

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes ☒      No ☐

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

Yes ☐   No ☒

As of July 10th, 2021, the registrant had 2,496,249,668 shares of its Common Stock, $0.001 par value, outstanding.

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

3

PART I. Financial Information

COMMUNITY REDEVELOPMENT INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2021

INDEX

Page

Unaudited Condensed Consolidated Balance Sheets	6

Unaudited Condensed Consolidated Statements of Operations	7

Unaudited Condensed Consolidated Statements of Changes in Shareholders' Deficiency	8

Unaudited Condensed Consolidated Statements of Cash Flows	9

Notes to Unaudited Consolidated Financial Statements	10 to 14

COMMUNITY REDEVELOPMENT INC.

BALANCE SHEET

	For the Period ended	For the Period ended
	June 30, 2021	December 31, 2020
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash in Bank	$92,157	$8,518
TOTAL CURRENT ASSETS	92,157	8,518

TOTAL ASSETS	$92,157	$8,518

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$251	$0
Accrued Expenses Payable	3,000	3,305
Notes Payable	277,778	38,041
Loan from Shareholders	0	745,180
TOTAL LIABILITIES	281,029	786,526

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value, 3,000,000,000 shares authorized, 2,496,249,668 and 125,048,768 shares issued and outstanding at June 30th, 2021 and Dec 31, 2020 respectively	2,496,249	125,048
Shares Committed to be issued	–	1,000
Additional Paid in Capital	2,866,729	–
Accumulated deficit	(5,551,850)	(904,056)
TOTAL EQUITY (DEFICIT)	(188,872)	(778,008)
TOTAL LIABILITIES AND EQUITY	$92,157	$8,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMUNITY REDEVELOPMENT INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Period Ended		For Six Months Period Ended
	June 30,		June 30 ,
	2021	2020	2021	2020

REVENUE	$–	$–	$–	$–

OPERATING EXPENSE
General and Administrative Expenses	124,024	6,408	4,647,794	12,326

OPERATING LOSS	(124,024)	(6,408)	(4,647,794)	(12,326)

NET LOSS FOR PERIOD	$(124,024)	$(6,408)	$(4,647,794)	$(12,326)

Net (loss) per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	1,804,341,340	125,048,768	1,804,341,340	125,048,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMUNITY REDEVELOPMENT INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional paid in capital	Shares Committed	Accumulated Deficit	Total
Balance December 31, 2019	125,048,768	$125,048	–	–	$(857,902)	$(732,854)

Shares Committed to be issued				1,000		1,000

Net Loss		–	–	–	(46,154)	(46,154)

Balance December 31, 2020	125,048,768	$125,048	–	$1,000	$(904,056)	$(778,008)

Shares Issued for Services	2,246,249,800	2,246,250	2,246,500	(1,000)		4,491,000

Shares Issued for Debt	124,951,100	124,951	620,229			745,180

Net Loss					(4,647,794)	(4,647,794)

Balance June 30, 2021	2,496,249,668	$2,496,249	$2,866,729	$0	$(5,551,850)	$(188,872)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMUNITY REDEVELOPMENT INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months Period Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,647,794)	$(12,326)
Shares issued for Services	4,491,750	–
Decrease in Accrued Expenses	(305)	–
Increase in Accounts payable	251	–
Net cash provided by (used) in operating activities	(156,098)	(12,326)

CASH FLOWS FROM INVESTING ACTIVITIES:	0	0

Net cash provided by (used) in Investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(Decrease) in Shareholder's loan	(38,041)	12,326
Proceeds from Loan	277,778	–
Net cash provided by financing activities	239,737	12,326

Net increase (decrease) in cash and cash equivalents	83,639	0
Cash and cash equivalents at beginning of period	8,518	0
Cash and cash equivalents at end of period	$92,157	$0
Supplemental disclosure of cashflow information
Cash paid for interest	$0	$0
Cash paid for tax	$0	$0
Supplemental disclosure of non-cash financing activities
Shares issued to settle notes payable	$745,180	$0
Shares issued for Services	$4,491,750	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Community Redevelopment Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN

Organization

Community Redevelopment Inc. was incorporated in the State of Oklahoma on August 16th, 2010. At the time of its creation, the Company had been engaged in marketing renewable energy, sales and marketing of turbines, lighting and solar energy sources. On July 6th, 2020, the company completed a transaction whereby the core business of the Company is now that of the new merged business. Community Redevelopment, Inc. operates as a community oriented real estate redeveloper targeting economic growth and opportunity zones in secondary and tertiary value-added markets. Our name was formally changed to Community Redevelopment Inc. on June 24th, 2020 as part of the overall transaction. The Company is primarily focused on lower income communities to bring commerce and affordable housing to underserved areas.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Company has incurred a net loss of $4,647,794 for the six months ended June 30, 2021, it has incurred cumulative losses since inception of $5,551,850. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and then only in an amount more likely than not to be sustained upon review by the tax authorities. Income tax positions that previously failed to meet the more likely than not threshold is recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold is derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company classifies potential accrued interest and penalties related to unrecognized tax benefits within the accompanying consolidated statements of operations and comprehensive income (loss) as income tax expense.

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

The Company has borrowed from its current CEO an amount of $38,041 as disclosed in our 10-K of December 31, 2020. Said amount is interest free, convertible at the holder’s option and is due on December 31, 2021, the same was repaid on April 15, 2021. The Company also has a liability, accounts payable of $251 payable to current CEO as on June 30, 2021.

NOTE 5 – SUBSEQUENT EVENTS

On July 9th, the Board of Directors of the Company appointed Mr. Antonio Garfield as President and Director, joining the current Board of Directors, as noted in the 8-K of the same date.

On August 3rd, 2021, Finra gave formal approval for the Name Change to Community Redevelopment Corp. along with the Company’s 100:1 Reverse Stock Split, as noted in the 8-K of the same date.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws and is subject to the safe-harbor created by such Act and laws.  Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

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

Community Redevelopment, Inc. is not an opportunity zone fund, or a real estate investment trust. Community Redevelopment, Inc. is a real estate developer offering potential investors an opportunity to participate in the process of investing in real estate projects that could improve the quality of life for residents of low-income neighborhoods, via a publicly traded company. The Company business model is to work with other real estate developers, as well as local and state government agencies to complete its projects in these communities.

The Company is not a “shell company,” as it has formal operations, emplaced Board, an Audit Committee and actively pursuing several current projects, despite having no significant cash on hand since the change in control of July 6th, 2020. As of June 30, 2021, the Company had $92,157 in cash and its auditors have issued an opinion raising substantial doubt about its ability to continue as a going concern. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

We presently have no employees. Our officers and directors are engaged in outside business activities and are employed on a full-time basis by other companies. Our officers and directors will be dividing their time amongst these entities and anticipate that they will devote less than full time to our business until the successful project has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise their fiduciary duties as an officer and/or director of the Company and believes that they will be able to devote the time required to consummate a new project transaction as necessary. We expect no significant changes in the number of our employees other than such changes, if any, incident to a new project. We are, however, strengthening our corporate structure, and on May 14th, 2021, the Board appointed Stalin Cruz as the Company’s new Chief Financial Officer. On June 15th, 2021, the Board appointed Mr. Joe Gibbons as an Independent Board Member and to the Audit Committee, On June 17th, 2021, the Company appointed Mr. Randy Avon as an Independent Board Member and to the Audit Committee. And on June 18th, 2021, the Board appointed its current Director and Chair Mr. Ronald Silver to the Audit Committee, as seen on the 8K filed on that day.

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

Commitments and Contingencies

None.

Financing

On April 8th, 2021, the Company executed a Senior Secured Convertible Promissory Note, Securities Purchase Agreement and ancillary agreements (collectively, the “Agreements”) with Leonite Capital, LLC Per the terms of the Agreements with Leonite Capital, LLC, the Company may borrow up to $500,000; of which $245,000 was tendered, which is open with right of redemption for one year. Prior to the maturity date of the Note, the Company at its option, has the right to redeem in cash in part or in whole, the amounts outstanding. Should the Fund wish to convert this debt into equity, the conversion price shall be sixty-five percent of the lowest Intraday price during the previous 21 days. Pursuant to the Agreements, the Company has earmarked the net proceeds for immediate cash infusion for normative working capital purposes and capital expenditures. Leonite Capital. has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our Common Stock during any time. The foregoing is a summary description of certain terms of the Agreements. For a full description of all terms, please refer to the original Agreements which are Exhibits to this filing.

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

Results of Operations

Three months ended June 30, 2021 compared to the Three months ended June 30, 2020

Operating Expenses

Total General and Administrative expenses for the 3 months ended June 30, 2021, and 2020, were $124,024 versus $6,408, respectively. This was primarily due to an increase of $69,778 in consultant’s expenses, $19,750 in professional fee and $34,496 in office expenses

Six months ended June 30, 2021, compared to the Six months ended June 30, 2020

Operating Expenses

Total General and Administrative expenses for the 6 months ended June 30, 2021, and 2020, were $4,647,794 versus $12,326, respectively. This was primarily due to an increase $4,491,000 in lieu of shares issued for services and expenses for directors and external advisors.

Liquidity and Capital Resources

Overview

The Company’s cash and cash equivalents balance were $ 92,157 as of June 30, 2021.

Net cash used in the Company’s operating activities during the six months ended June 30, 2021 was $ 156,098 as compared to net cash used in the operating activities of $ 12,326 during the corresponding period ended June 30, 2020. This represents a variance of $ 143,772 in net cash used in operating activities between the two periods. The underlying reasons for the variance were primarily due to an increase of $ 4,635,468 in loss from operations, a variance in general and administration expenses $ 4,491,750, a decrease in accrued expenses of $ 305 and an increase in accounts payable of $ 251 between the two periods.

There was no net cash provided by or used in Investing activities during the six months ended June 30, 2021 as compared to net cash used in investing activities of $ 0 during the corresponding period ended June 30, 2020.

Cash provided by financing activities was $ 239,737 for the six months ended June 30, 2021, as compared to cash provided by financing activities in the amount of $ 12,326 for the same period ended June 30, 2020. The primary underlying reasons for an increase of $ 227,411 in cash provided by financing activities between the two corresponding periods were primarily due to an increase in loan of $ 277,778 and a decrease in shareholder’s loan of $ 38,041 between the two periods.

Since inception on August 16, 2010, the Company had a cumulative deficit of $5,551,850 and we have a working capital deficit of $188,872 as of June 30, 2021. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans.

As of June 30, 2021, our cash balance was $92,157, we believe we will require a minimum of $1 million in working capital over the next 12 months to grow the company as currently planned, covering our operation costs and maintaining our regulatory reporting and filings. Should our revenues not materialize as expected, or if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses; we may need funds in excess of that currently planned.

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

Off Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of June 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of June 30, 2021 conducted as part of our preparation of the quarterly unaudited condensed financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

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

As a result of the management evaluation of company internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2021, the Company’s internal control over financial reporting was not based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six months ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Recent Sale of Unregistered Securities

None.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Senior Secured Convertible Promissory Note
10.2*	Securities Purchase Agreement
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

* Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 16, 2021	By:	/s/ Charles Arnold
Charles Arnold Director, Chief Executive Officer
COMMUNITY REDEVELOPMENT INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Dated: August 16, 2021	By:	/s/ Charles Arnold
Charles Arnold Director, Chief Executive Officer
COMMUNITY REDEVELOPMENT INC.

