Form 10-Q
period 2021-09-30
Community Redevelopment Inc.
filed 2021-11-16
CIK 1084551

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 333-208814

___________________________________________________

COMMUNITY REDEVELOPMENT INC.

(Exact name of registrant as specified in its charter)

___________________________________________________

Oklahoma	85-2629422
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20295 29th Place, #200, Aventura, FL	334214
(Address of principal executive offices)	(Zip Code)

(866) 692-6847

(Registrant’s telephone number, including area code)

____________________________________________________

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 15, 2021, the registrant had 45,997,034 shares of its Common Stock, $0.001 par value, outstanding.

COMMUNITY REDEVELOPMENT INC.

FORM 10-Q

SEPTEMBER 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

•	the size and growth of the potential markets for our products and the ability to serve those markets;

•	our expectations regarding our expenses and revenue, the sufficiency of our cash resources and needs for additional financing;

•	the rate and degree of market acceptance of any of our products;

•	our expectations regarding competition;

•	our anticipated growth strategies;

•	our ability to attract or retain key personnel;

•	our ability to establish and maintain development partnerships;

•	regulatory developments in the U.S. and foreign countries, especially those related to change in, and enforcement of, cannabis laws;

•	our ability to obtain and maintain intellectual property protection for our products; and

•	the anticipated trends and challenges in our business and the market in which we operate.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties, and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2020 (filed on April 14th , 2021) entitled “Risk Factors” as well as in our other public filings.

In light of these risks and uncertainties, and especially given the start-up nature of our business, there can be no assurance that the forward-looking statements contained herein will in fact occur. Readers should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY REDEVELOPMENT INC.

BALANCE SHEET

	For the Period ended	For the Period ended
	September 30, 2021	December 31, 2020
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash in Bank	$225,405	$8,518
TOTAL CURRENT ASSETS	225,405	8,518

TOTAL ASSETS	$225,405	$8,518

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$3,001	$–
Accrued Expenses Payable	6,500	3,305
Notes Payable	555,556	38,041
Loan from Shareholders	–	745,180
TOTAL LIABILITIES	565,057	786,526

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 0 and 0 shares issued and outstanding at September 30th, 2021 and Dec 31, 2020 respectively	–	–

Common stock: $0.001 par value, 500,000,000 shares authorized, 26,212,034 and 1,250,488 shares issued and outstanding at September 30th, 2021 and Dec 31, 2020 respectively	26,212	1,250

Shares to be Cancelled	(1,250)	–

Shares Committed to be issued	–	1,000

Additional Paid in Capital	5,338,016	123,798
Accumulated deficit	(5,702,630)	(904,056)
TOTAL EQUITY (DEFICIT)	(339,652)	(778,008)
TOTAL LIABILITIES AND EQUITY	$225,405	$8,518

See accompanying notes to consolidated financial statements.

COMMUNITY REDEVELOPMENT INC.

STATEMENT OF OPERATIONS

(Unaudited)

	For Three Months period Ended September 30,		For Nine Months period Ended September 30,
	2021	2020	2021	2020

REVENUE	$–	$–	$–	$–

OPERATING EXPENSE
General and Administrative Expenses	150,780	15,027	306,824	27,353
Stock issued for reorganization	–	–	4,491,750	–

OPERATING LOSS	(150,780)	(15,027)	(4,798,574)	(27,353)

NET LOSS FOR PERIOD	$(150,780)	$(15,027)	$(4,798,574)	$(27,353)

Net (loss) per share attributable to common stockholders, basic and diluted	$(0.01)	$(0.01)	$(0.24)	$(0.02)

Weighted average shares outstanding, basic and diluted	20,375,119	1,250,488	20,375,119	1,250,488

See accompanying notes to consolidated financial statements.

COMMUNITY REDEVELOPMENT INC.

Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock
	Number of Shares	Amount	Additional paid in capital	Shares Committed	Shares to be Cancelled	Accumulated Deficit	Total
Balance December 31, 2019	125,048,768	$125,048	–	–	$–	$(857,902)	$(732,854)

Shares Committed to be issued	–	–	–	1,000	–	–	1,000

Net Loss	–	–	–	–	–	(46,154)	(46,154)

Balance December 31, 2020	125,048,768	$125,048	–	$1,000	–	$(904,056)	$(778,008)

Shares Issued for Services	2,246,249,800	2,246,250	2,246,500	(1,000)	–	–	4,491,750

Shares Issued for Debt	124,951,100	124,951	620,229	–	–	–	745,180

Reverse Split (100:1) adjustment	(2,471,287,171)	(2,471,287)	2,471,287	–	–	–	–

Shares to be Cancelled	1,249,537	1,250	–	–	(1,250)	–	–

Net Loss	–	–	–	–	–	(4,798,574)	(4,798,574)

Balance September 30, 2021	26,212,034	$26,212	$5,338,016	$–	$(1,250)	$(5,702,630)	$(339,652)

See accompanying notes to consolidated financial statements.

COMMUNITY REDEVELOPMENT INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months Period Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,798,574)	$(27,353)
Shares issued for reorganization	4,491,750	–
Increase in Accrued Expenses	3,195	–
Increase in Accounts payable	3,001	–
Net cash provided by (used) in operating activities	(300,628)	(27,353)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

Net cash provided by (used) in Investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(Decrease) in Shareholder's loan	(38,041)	27,853
Proceeds from Loan	555,556	–
Net cash provided by financing activities	517,515	27,853

Net increase (decrease) in cash and cash equivalents	216,887	500
Cash and cash equivalents at beginning of period	8,518	–
Cash and cash equivalents at end of period	$225,405	$500
Supplemental disclosure of cash flow information
Cash paid for interest	$–	$–
Cash paid for tax	$–	$–
Supplemental disclosure of non cash financing activities
Shares issued to settle notes payable	$745,180	$–
Shares issued for reorganization	$4,491,750	$–

See accompanying notes to consolidated financial statements.

COMMUNITY REDEVELOPMENT INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1–NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN

Organization

Community Redevelopment Inc. was incorporated in the State of Oklahoma on August 16th, 2010. At the time of its creation, the Company had been engaged in marketing renewable energy, sales and marketing of turbines, lighting and solar energy sources. On July 6th, 2020, the company completed a transaction whereby the core business of the Company is now that of the new merged business. Community Redevelopment, Inc. operates as a community oriented real estate redeveloper targeting economic growth and opportunity zones in secondary and tertiary value-added markets. Our name was formally changed to Community Redevelopment Inc. on June 24th, 2020, as part of the overall transaction. The Company is primarily focused on lower income communities to bring commerce and affordable housing to underserved areas.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited financial statements should be read in conjunction with our December 31, 2020, annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 14, 2021.

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

Note 2 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Company has incurred a net loss of $4,798,574 for the nine months ended September 30, 2021, it has incurred cumulative losses since inception of $5,702,630. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Note 3 – AUTHORIZED SHARES

On August 3rd, 2021, Finra gave final approval for the Company’s 100:1 reverse stock split, as noted in our 8K filed that day.

Authorized Shares

The Company is authorized to issue up to 500,000,000 shares of common stock, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Additionally, The Company Authorizes and hereby creates 5,000,000 (Five Million) shares of preferred stock, with conversion rights of 1:1 (one to one), but with 30:1 voting rights.

On September 20th, 2021, the Company entered into a Merger Agreement with Red Hills Capital Advisors, LLC, by which the Company has acquired a portfolio of membership interests in six commercial retail, multifamily and mixed-use properties, in the Washington, DC Metro area upon the completion of audit. All the properties are both partially occupied and under continued development. The Consideration for this transaction on the part of the Company was the issuance of 17,750,000 common shares and 1 million Preferred shares with 1:1 conversion, and 30:1 voting ratio was issued on October 15th, 2021. The company is in the process of getting the two years audit of Red Hills Capital Advisors, LLC. Mr. Garfield Antonio, Manager of Red Hills Capital Advisors LLC is already President, Director and full Board Member as disclosed in our 8-K filed July 12th, 2021.

As part of the corporate restructuring in specific preparation for this merger, on September 15th, 2021, the Company Reduced its Authorized shares from 3 Billion to Five Hundred Million, and created the above-referenced Preferred Class with 1:1 conversion and 30:1 voting rights.

During the nine months ending September 30, 2021, 22,462,498 shares of common stock were issued for reorganization of the Company, the fair value of this was $4,491,750.

NOTE 4 – COMMITMENTS & CONTINGENT LIABILITIES

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

NOTE 5 – RELATED PARTIES

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

The Company has borrowed from its current CEO an amount of $38,041 as disclosed in our 10-K of December 31, 2020. Said amount is interest free, convertible at the holder’s option and is due on December 31, 2021, the same was repaid on April 15, 2021. The Company also has a liability, accounts payable of $251 payable to current CEO as on September 30, 2021.

NOTE 6 – SUBSEQUENT EVENTS

On September 20th, 2021, the Company entered into a Merger Agreement with Red Hills Capital Advisors, LLC, by which the Company has acquired a portfolio of membership interests in six commercial retail, multifamily and mixed-use properties, in the Washington, DC Metro area upon the completion of audit. All the properties are both partially occupied and under continued development. The Consideration for this transaction on the part of the Company was the issuance of 17,750,000 common shares and 1 million Preferred shares with 1:1 conversion, and 30:1 voting ratio. On October 15th, 2021, the Company issued these shares.

On October 22nd, 2021, 1,000,000 shares were issued to our CEO Charles Arnold as consideration for his past two years working for the company without salary.

Also on October 22nd, 2021, 1,000,000 shares were issued to Randy Avon as consideration for his acceptance as our Independent Director.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Company Overview

Community Redevelopment, Inc. was incorporated in the State of Oklahoma on August 16th, 2010, under the name Crosswind Renewable Energy Corp. At the time of its creation, the Company had been engaged in marketing renewable energy, sales and marketing of turbines, lighting and solar energy sources. On July 6th, 2020, the company completed a transaction whereby the core business of the Company is now that of the new merged business. Community Redevelopment, Inc. operates as a community oriented real estate redeveloper targeting economic growth and opportunity zones in secondary and tertiary value-added markets.

The Company’s name was formally changed to Community Redevelopment Inc. (CRDV) on June 24th, 2020, as part of the overall transaction and to reflect the new mission of the company. The Company’s central outlook is “Mission Impact investment” and is primarily focused on federally designated opportunity zones in an effort to bring commerce and affordable housing to underserved areas. Our Company has a mission of supporting economic mobility of residents in underserved communities. Economic mobility is a measure of how much a person’s income changes over time. In a county or neighborhood with high mobility, people more often move up or down more rungs of the economic ladder than in counties or neighborhoods with low mobility. We believe that everyone should be able to attain the American Dream which is moving up the economic ladder. Raj Chetty, a Harvard researcher, using IRS data for over 40 million children and parents, measured mobility and the overall results of the study demonstrated that the United States ranks particularly low compared to other developed countries in upward economic mobility.

There are many reasons for the lack of economic mobility in the United States, but for the most part it falls into three major categories: human, social and financial capital. Community Redevelopment is motivated to help residents of the communities we serve with economic mobility, by focusing on uplifting existing neighborhoods while not gentrifying them, providing safe and affordable housing in areas of opportunity and positioning residents for homeownership. We accomplish this by developing high-quality residential and neighborhood serving retail while creating jobs and opportunities for entrepreneurs.

Community Redevelopment can help impact economic mobility by focusing on partnerships between the public and private sector to generate both business interest and business activity in low-income neighborhoods that have gone unnoticed by the development community at large, while repairing and amending relationships in these underserved communities. Our Company intends to work with other real estate developers, as well as local and state government agencies to implement the community’s vision for our projects. We are confident in our ability to deliver community centric projects because we have built a team that understands the challenges facing underserved communities from living and working in them. Our diverse team is our strength. Towards this goal, on September 17th, 2021, the Company executed a Merger Agreement with Red Hills Capital Advisors, LLC, by which the Company has now acquired a portfolio of membership interests in six commercial, retail, multifamily and mixed-use properties, in revitalized areas in the Washington, DC Metro area. All the properties are both partially occupied and under continued development. Red Hills Capital Advisors LLC is headed by Garfield Antonio, our President, Director and Board Member as disclosed in our 8-K of July 12th, 2021.

Our Company is graciously endowed with an expert management team that has extensive experience in acquiring, developing, constructing, and managing high-quality multifamily, and retail properties in attractive markets throughout the Mid-Atlantic and Southeastern United States. The Company is focused on all aspects of the real estate development cycle including land development, design build, property operations, and site redevelopment. In addition to the ownership of our operating property portfolio, Community Redevelopment plans to develop and build desirable properties for its own account and through joint ventures with affiliated and unaffiliated partners.

Community Redevelopment, Inc. is focused on community development in urban and suburban markets and our mission is to integrate our proprietary business model by providing sustainable, long-term value to investors as we strive to provide opportunities to improve neighborhoods with residential, commercial, and industrial development projects while designing architecturally pleasing, clean, energy efficient communities and commercial structures.

Properties

Community Redevelopment owns membership interests in six properties in the Washington DC metropolitan region, which are comprised of retail, multifamily and mixed-use development projects. Our acquisition strategy is based on acquiring quality, well positioned real estate in markets with robust growth and demographics, anchored by strong tenants. The Washington D.C. metropolitan area remains strong as a result of increased government spending. These properties are located in a market that is thriving and generating robust job growth with significant demand for housing.

We anticipate acquiring several properties and expanding into other markets. Community Redevelopment Inc. is currently seeking additional opportunities in the Mid Atlantic, South East, and Gulf Coast states markets. Community Redevelopment's acquisition strategy is based on acquiring quality, well positioned real estate in markets with robust growth and demographics, anchored by strong tenants. Our aim is to approach acquisition and development thoughtfully by developing and constructing high-quality, well-located projects at cost, for its stabilized portfolio or to sell with full market value added for a profit. The Company also plans to partner with other developers to build or acquire fractional or membership interests in economically viable projects. Community Redevelopment’s business model creates a tremendous advantage in the marketplace, while providing long-term value. Our ability to acquire and develop single and multi-family rental properties that can either be held by us, or sold to regional and national companies, further strengthens our market standing. We believe our strategy of working with federal, state, and local governments, as well as community leaders and other developers in our principal geographic areas and our targeted areas for expansion will provide us with a diverse product portfolio and an opportunity to increase our overall market share and value

Community Redevelopment, Inc. is not an opportunity zone fund, or a real estate investment trust. Community Redevelopment, Inc. is a real estate developer offering potential investors an opportunity to participate in the process of investing in real estate projects that could improve the quality of life for residents of low-income neighborhoods, via a publicly traded company. The Company intends to work with other real estate developers, as well as local and state government agencies to complete its projects in these communities.

Community Redevelopment, Inc. operates as a community oriented real estate redeveloper targeting economic growth and opportunity zones in secondary and tertiary value-added markets. The Company is primarily focused on opportunity zones in an effort to bring commerce and affordable housing to underserved areas. Community Redevelopment plans to provide numerous opportunities to improve low-income neighborhoods for residential, commercial, and industrial opportunities through government incentives, long term partnerships and agreements. Our mission is to rebuild depressed, underserved communities, improve the quality of life in those markets, and provide our investors with an opportunity to profit. We intend to accomplish this by focusing on partnerships between the public and private sector to generate both business interest and business activity in low-income neighborhoods that have gone unnoticed by the development community at large, while repairing and amending relationships in these underserved communities.

The Company is not a “shell company,” since its merger with Red Hills Capital Advisors in September, as it has formal operations, emplaced Board, an Audit Committee and actively pursuing several current projects, despite having no significant cash on hand since the change in control of July 6th, 2020. As of September 30, 2021, the Company had $225,405 in cash and its auditors have issued an opinion raising substantial doubt about its ability to continue as a going concern. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

While the Company has limited assets and no revenues to date, the Company has an exceptionally experienced management in finance, politics and business and have unrestricted flexibility in seeking, analyzing and participating in potential urban renewal opportunities in the area of community redevelopment. In its efforts to analyze potential ventures, the Company will consider the following kinds of factors:

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

Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 500,000,000 shares of common stock, par value $0.001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Commitments and Contingencies

None.

Financing

On April 8th, 2021, the Company executed a Senior Secured Convertible Promissory Note, Securities Purchase Agreement and ancillary agreements (collectively, the “Agreements”) with Leonite Capital, LLC Per the terms of the Agreements with Leonite Capital, LLC, the Company may borrow up to $500,000; of which $500,000 was tendered, which is open with right of redemption for one year. Prior to the maturity date of the Note, the Company at its option, has the right to redeem in cash in part or in whole, the amounts outstanding. Should the Fund wish to convert this debt into equity, the conversion price shall be sixty-five percent of the lowest Intraday price during the previous 21 days. Pursuant to the Agreements, the Company has earmarked the net proceeds for immediate cash infusion for normative working capital purposes and capital expenditures. Leonite Capital. has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our Common Stock during any time. The foregoing is a summary description of certain terms of the Agreements. For a full description of all terms, please refer to the original Agreements which are Exhibits to this filing.

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

Our ability to obtain needed financing may be impaired by such factors as the capital markets, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

There is no assurance that we will be able to obtain financing on terms satisfactory to us, or at all. We do not have any arrangements in place for any future financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

Results of Operations

For the Three Months Ended September 30, 2021 and 2020

Revenues

The Company has not brought in revenues to date.

Operating Expenses

For the three months ended September 30, 2021, our total operating expenses were $150,780 compared to $15,027 for the three months ended September 30, 2020, resulting in an increase of $135,753. The increase is attributable to a total increase of $135,753 in general administration expenses.

Net loss

Net loss was $150,780 compared to net loss of $15,027 for the three months ended September 30, 2021, and September 30, 2020, for the reasons explained supra.

For the nine Months Ended September 30, 2021 and 2020

Revenues

The Company has had no revenues for the past nine months.

Operating Expenses

For the nine months ended September 30, 2021, our total operating expenses were $4,798,574 compared to $27,353 for the nine months ended September 30, 2020, resulting in an increase of $4,771,221. This was primarily due to an increase of $4,491,750 in lieu of shares issued for reorganization.

Net loss

Net loss was $4,798,574 compared to net loss of $27,353 for the nine months ended September 30, 2021, and September 30, 2020, for the reasons explained supra.

Liquidity and Capital Resources

Overview

The Company’s cash and cash equivalents balance were $225,405 as of September 30, 2021.

Net cash used in the Company’s operating activities during the nine months ended September 30, 2021, was $300,628 as compared to net cash used in the operating activities of $27,353 during the corresponding period ended September 30, 2020. This represents a variance of $273,275 in net cash used in operating activities between the two periods. The underlying reasons for the variance were primarily due to an increase of $4,771,221 in loss from operations, a variance in reorganization expenses $4,491,750, an increase in accrued expenses of $3,195 and an increase in accounts payable of $3,001 between the two periods.

There was no net cash provided by or used in Investing activities during the nine months ended September 30, 2021, as compared to net cash used in investing activities of $ 0 during the corresponding period ended September 30, 2020.

Cash provided by financing activities was $517,515 for the nine months ended September 30, 2021, as compared to cash provided by financing activities of the amount $27,853 for the same period ended September 30, 2020. The primary underlying reasons for an increase of $489,662 in cash provided by financing activities between the two corresponding periods were primarily due to an increase in loan of $555,556 and a decrease in shareholder’s loan of $38,041 between the two periods.

Since inception on August 16, 2010, the Company had a cumulative deficit of $5,702,630 and we have a working capital deficit of $339,652 as of September 30, 2021. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from the initial contribution of our majority shareholder and by raising equity and convertible loans.

As of September 30, 2021, our cash balance was $225,405 we believe we will require a minimum of $1 million in working capital over the next 12 months to grow the company as currently planned, covering our operation costs and maintaining our regulatory reporting and filings. Should our revenues not materialize as expected, or if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses; we may need funds in excess of that currently planned.

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

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K as filed on April 14, 2021, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

 Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our principal executive officer and the principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms, and that such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Limitations on the Effectiveness of Internal Controls

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our control have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Recent Sale of Unregistered Securities

None.

Item 6. Exhibits

Exhibit 31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104***	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

______________________________

*	Filed herewith.

**	Furnished herewith.

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Redevelopment Inc.

Date: November 16, 2021	By:	/s/ Charles Arnold
Charles Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2021	By:	/s/ Stalin Cruz
Stalin Cruz
	Title:	Chief Financial Officer (Principal Financial Officer)

