Form 10-K
period 2021-12-31
Community Redevelopment Inc.
filed 2022-04-01
CIK 1084551

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________, to ______________.

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

The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on December 31, 2021 (the last business day of the registrant’s most recently completed third fiscal quarter), as reported on the OTC Markets Group, Inc., was $22,827,906.

As of March 30, 2022, there were 44,077,038 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	The implementation of our strategic plans for our business;
•	Our financial performance;
•	Developments relating to our competitors and our industry, including the impact of government regulation;
•	Estimates of our expenses, future revenues, capital requirements and our needs for additional financing; and
•	Other risks and uncertainties, including those listed under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ii

PART I

ITEM 1. BUSINESS

Overview

Community Redevelopment, Inc. was incorporated in the State of Oklahoma on August 16th, 2010, under the name Crosswind Renewable Energy Corp. At the time of its creation, the Company had been engaged in marketing renewable energy, sales, and marketing of turbines, lighting, and solar energy sources. On July 6th, 2020, the company completed a transaction whereby the core business of the Company is now that of the newly merged business. Community Redevelopment, Inc. operates as a community-oriented real estate redeveloper targeting economic growth and opportunity zones in secondary and tertiary value-added markets. The Company’s name was formally changed to Community Redevelopment Inc. (CRDV) on June 24th, 2020, as part of the overall transaction and to reflect the new mission of the company.

We were established to build upon community assets through real estate, financial services and technology. Our experienced team has dedicated their careers to constructing high-quality mixed-use, multifamily residential, and commercial properties in top metropolitan regions as well as have deep roots in technology and finance industries. Our vision is to integrate our real estate development proprietary business model across multiple verticals in finance, technology, and real estate. This will provide long-term value to investors while staying true to our mission of enhancing communities.

ITEM 1A. RISK FACTORS

As a smaller reporting company this is not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain our executive offices in Aventura, Florida. This office belongs to Senator Ron Silver, Chairman of the Board of Directors, and there is no charge for use to the Company.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTC Pink tier of OTC Market Group LLC’s Marketplace under the symbol “CRDV”. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock.

The following table sets forth, for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Period
Fiscal Year 2022	High	Low

First Quarter (January 1, 2022 – March 30, 2022)*	$3.20	$2.00

Period
Fiscal Year 2021	High	Low
First Quarter (January 1, 2021 – March 31, 2021)	$5.81	$0.81
Second Quarter (April 1, 2021 – June 30, 2021)	$3.49	$1.41
Third Quarter (July 1, 2021 – September 30, 2021)	$4.03	$0.03
Fourth Quarter (October 1, 2021 – December 31, 2021)	$4.24	$2.25

Period
Fiscal Year 2020	High	Low

First Quarter (January 1, 2020 – March 31, 2020)	$1.10	$0.25
Second Quarter (April 1, 2020 – June 30, 2020)	$1.75	$0.21
Third Quarter (July 1, 2020 – September 30, 2020)	$0.81	$0.51
Fourth Quarter (October 1, 2020 – December 31, 2020)	$3.30	$0.50

* Through March 30, 2022.

Holders

As of March 30, 2021, there were 44,077,038 shares of common stock issued and outstanding, and we had 159 holders of record of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws and is subject to the safe-harbor created by such Act and laws.  Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

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

As an emerging growth company, we are exempt from:

•	Sections 14A(a) and (b) of the Exchange Act, which require companies to hold stockholder advisory votes on executive compensation and golden parachute compensation.
•	The requirement to provide, in any registration statement, periodic report or other reports to be filed with the Securities and Exchange Commission, or the “Commission” or “SEC”, certain modified executive compensation disclosure under Item 402 of Regulation S-K or selected financial data under Item 301 of Regulation S-K for any period before the earliest audited period presented in our initial registration statement.
•	Compliance with new or revised accounting standards until those standards are applicable to private companies;
•	The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to provide auditor attestation of our internal controls and procedures; and
•	Any Public Company Accounting Oversight Board, or “PCAOB”, rules regarding mandatory audit firm rotation or an expanded auditor report, and any other PCAOB rules subsequently adopted unless the Commission determines the new rules are necessary for protecting the public.

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

Company Overview

Community Redevelopment, Inc. was formed on August 16, 2010, as Crosswind Renewable Energy Corp. an Oklahoma corporation and was formally renamed as Community Redevelopment Inc. on June 24, 2020. We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We were established to build upon community assets through real estate, financial services and technology. Our experienced team has dedicated their careers to constructing high-quality mixed-use, multifamily residential, and commercial properties in top metropolitan regions as well as have deep roots in technology and finance industries. Our vision is to integrate our real estate development proprietary business model across multiple verticals in finance, technology, and real estate. This will provide long-term value to investors while staying true to our mission of enhancing communities.

Our focus is to invest primarily in real estate, technology and finance opportunities in the United States. Our board of directors will at all times have oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure.

On September 20, 2021, the Company executed a Merger Agreement with Red Hills Capital Advisors, LLC, by which the Company has now acquired a portfolio of membership interests in six commercial, retail, multifamily and mixed-use properties, in revitalized areas in the Washington, DC Metro area. All the properties are both partially occupied and under continued development. As of the year ending December 21, 2021, the Company has filed with the SEC a Registration offering of up to $25 million in shares of common stock.

Community Redevelopment can help impact economic mobility by focusing on partnerships between the public and private sector to generate both business interest and business activity in low-income neighborhoods that have gone unnoticed by the development community at large while repairing and mending relationships in these underserved communities. Our Company intends to work with other real estate developers, as well as local and state government agencies to implement the community’s vision for our projects. We are confident in our ability to deliver community-centric projects because we have built a team that understands the challenges facing underserved communities from living and working in them. Our diverse team is our strength. Towards this goal, on September 20th, 2021, the Company executed a Merger Agreement with Red Hills Capital Advisors, LLC, by which the Company has now acquired a portfolio of membership interests in six commercial, retail, multifamily and mixed-use properties, in revitalized areas in the Washington, DC Metro area. All the properties are both partially occupied and under continued development. Red Hills Capital Advisors LLC which was brought into the company by Garfield Antonio, our President, Director and Board Member as disclosed in our 8-K of July 12th, 2021.

Our Company is graciously endowed with an expert management team that has extensive experience in acquiring, developing, constructing, and managing high-quality multifamily, and retail properties in attractive markets throughout the Mid-Atlantic and Southeastern United States. The Company is focused on all aspects of the real estate development cycle including land development, design-build, property operations, and site redevelopment. In addition to the ownership of our operating property portfolio, Community Redevelopment plans to develop and build desirable properties for its own account and through ventures with affiliated and unaffiliated partners.

Community Redevelopment, Inc. is focused on community development in urban and suburban markets and our mission is to integrate our proprietary business model by providing sustainable, long-term value to investors as we strive to provide opportunities to improve neighborhoods with residential, commercial, and industrial development projects while designing architecturally pleasing, clean, energy-efficient communities and commercial structures.

Properties Acquired by the Red Hills Capital Advisors LLC.

As of September 20, 2021, we acquired membership interests in advance in real estate. The Consideration for this transaction on the part of the Company was the issuance of 17,750,000 common shares and 1,000,000 Preferred shares with 1:1 conversion, and 30:1 voting ratio. The stock value of the investment is described below:

	Ownership	The Company’s Investment
Venture	Interest	December 31, 2021	December 31, 2020
Red Hills Capital Advisors:
Fort Washington Livingston Pace, LLC (1)	24.50%	$5,066,359	$–
Suitland Holdings Pace A and Pace B, LLC	24.50%	2,236,430	–
Velocity Ventures, LLC	49.00%	302,482	–
Marlow Heights Branch Pace, LLC	24.50%	671,576	–
Capheights Hill Pace, LLC	24.50%	134,750	–
Capheights Central Dev, LLC (2)	24.50%	5,320,331	–
Capheights Velocity Services, LLC	24.50%	465,872	–
COZ Manager, LLC (2)	12.25%	4,273,439	–
Total		$18,471,239	$–

Community Redevelopment owns membership interests in multiple properties in the Washington DC metropolitan region, which are comprised of retail, multifamily, and mixed-use development projects. Our acquisition strategy is based on acquiring quality, well-positioned real estate in markets with robust growth and demographics, anchored by strong tenants. The Washington D.C. metropolitan area remains strong as a result of increased government spending. These properties are located in a market that is thriving and generating robust job growth with significant demand for housing.

We anticipate acquiring several properties and expanding into other markets. Community Redevelopment Inc. is currently seeking additional opportunities in the Mid Atlantic, Southeast, and Gulf Coast states markets. Community Redevelopment's acquisition strategy is based on acquiring quality, well-positioned real estate in markets with robust growth and demographics, anchored by strong tenants. Our aim is to approach acquisition and development thoughtfully by developing and constructing high-quality, well-located projects at cost, for its stabilized portfolio or to sell with full market value-added for a profit. The Company also plans to partner with other developers to build or acquire fractional or membership interests in economically viable projects. Community Redevelopment’s business model creates a tremendous advantage in the marketplace while providing long-term value. Our ability to acquire and develop single and multi-family rental properties that can either be held by us or sold to regional and national companies, further strengthens our market standing. We believe our strategy of working with federal, state, and local governments, as well as community leaders and other developers in our principal geographic areas and our targeted areas for expansion, will provide us with a diverse product portfolio and an opportunity to increase our overall market share and value

Community Redevelopment, Inc. is not an opportunity zone fund or a real estate investment trust. Community Redevelopment, Inc. is a real estate developer offering potential investors an opportunity to participate in the process of investing in real estate projects that could improve the quality of life for residents of low-income neighborhoods, via a publicly traded company. The Company intends to work with other real estate developers, as well as local and state government agencies to complete its projects in these communities.

Community Redevelopment, Inc. operates as a community-oriented real estate redeveloper targeting economic growth and opportunity zones in secondary and tertiary value-added markets. The Company is primarily focused on opportunity zones in an effort to bring commerce and affordable housing to underserved areas. Community Redevelopment plans to provide numerous opportunities to improve low-income neighborhoods for residential, commercial, and industrial opportunities through government incentives, long-term partnerships, and agreements. Our mission is to rebuild depressed, underserved communities, improve the quality of life in those markets, and provide our investors with an opportunity to profit. We intend to accomplish this by focusing on partnerships between the public and private sector to generate both business interest and business activity in low-income neighborhoods that have gone unnoticed by the development community at large while repairing and mending relationships in these underserved communities.

The Company is not a “shell company,” since its filing of its Form 10 with the SEC on January 19, 2021. merger with Red Hills Capital Advisors in September, as it has formal operations, emplaced Board, an Audit Committee and actively pursuing several current projects, despite having no significant cash on hand since the change in control of July 6th, 2020. As of December 31, 2021, the Company had $1,084,486 in cash. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company’s current management believes the advantages of being a publicly held corporation will enable it to project further and faster growth during this market downturn. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through community-private partnerships within different US jurisdictions.

During the remainder of the fiscal year and beyond such time, we anticipate incurring costs related to the filing of Exchange Act reports, and investigating, analyzing, and consummating further local partnerships. We believe we will be able to meet these costs through the use of funds to be loaned by or invested in us by our stockholders, management or other investors. Our management and stockholders have indicated their intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements; however, there are no agreements in effect between the Company and our management and stockholders specifically requiring that they provide any funds to the Company. As a result, there are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed.

While the Company has limited assets and no revenues to date, the Company has an exceptionally experienced management in finance, politics, and business and has unrestricted flexibility in seeking, analyzing and participating in potential urban renewal opportunities in the area of community redevelopment. In its efforts to analyze potential ventures, the Company will consider the following kinds of factors:

(a) potential for growth, indicated by local need and assigned local, state or federal funding and incentives towards urban renewal in that given locale.

(b) competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole.

(c) strength and diversity of current management.

(d) capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through ventures or similar arrangements, sales of securities, or from other sources.

(e) the extent to which the business opportunity can be advanced; and

In applying the foregoing criteria, not one of which will be definitive, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available urban renewal opportunities may occur in many different locales, and at various stages of development, all of which will make the task of comparative investigation and analysis of such urban renewal opportunities extremely difficult and complex. Due to the Registrant’s limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be engaged. In addition, we will be competing against other entities that possess greater financial, technical, and managerial capabilities for identifying and completing new projects.

In evaluating a prospective new project, we will conduct as extensive a due diligence review of potential targets as possible given our dependence upon the ever-changing city, state, and federal funding initiatives for urban redevelopment and our limited financial resources. We expect that our due diligence will encompass, among other things, meetings with the local government officials and inspection of its neighborhoods and infrastructure, as necessary, as well as a review of financial, government statistical data and other information which is made available to us. This due diligence review will be conducted primarily by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or other such professionals. The costs associated with hiring third parties as required to complete a new project may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the locale, amount of time it takes to complete a new project, the location of the project, and the size and complexity of the business of the project. As of the date of this filing, the Company has identified several potential business opportunities. The Company is currently in discussions with several but not limited to developers, real estate owners, property management companies in California, Colorado, Florida, Georgia, Maryland, Ohio, and Texas to either acquire, design, and or redevelop properties.

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

The time and costs required to select and evaluate a target project and to structure and complete a new project cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a new project, the location of the project, the size and complexity of the project neighborhood, the scope of city, state, and federal regulations, and whether funds may be raised contemporaneously with the transaction are all factors that determine the costs associated with completing a new project transaction. The time and costs required to complete a new project can be estimated once a new project target has been identified. Any costs incurred with respect to the evaluation of a prospective new project that is not ultimately completed will result in a loss to us.

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

We are and will continue for the foreseeable future to be, an insignificant participant on the national level of public-private urban renewal.

Nearly all similar companies have significantly greater financial resources; consequently, we will be at a competitive disadvantage in identifying possible urban renewal opportunities and successfully completing a new project. These competitive factors may reduce the likelihood of our identifying and consummating a successful new project.

Some of our officers are engaged in outside business activities, and as such will be dividing their time amongst these entities and anticipate that they will devote less than full time to our business until the successful project has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise their fiduciary duties as an officer and/or director of the Company and believes that they will be able to devote the time required to consummate a new project transaction as necessary. We expect no significant changes in the number of our employees other than such changes, if any, incident to a new project. We are, however, strengthening our corporate structure, and on May 14th, 2021, the Board appointed Stalin Cruz as the Company’s new Chief Financial Officer. On June 15th, 2021, the Board appointed Mr. Joe Gibbons as an Independent Board Member and to the Audit Committee, On June 17th, 2021, the Company appointed Mr. Randy Avon as an Independent Board Member and to the Audit Committee. And on June 18th, 2021, the Board appointed its current Director and Chair Mr. Ronald Silver to the Audit Committee, as seen on the 8K filed on that day. On July 12th, Garfield Antonio was named as Director and Board member, as seen in the 8K filed that day.

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statement presentation and in accordance with Form 10-K. Accordingly, they include all of the information and footnotes required in annual financial statements. In the opinion of management, the audited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These audited financial statements should be read in conjunction with our December 31st, 2020, Annual financial statements included in our Form 10-K, filed with the SEC on April 14th, 2021.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended December 31, 2021, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our audited condensed financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our audited financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. There is no assurance that our operations will be profitable. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

Our future growth is dependent upon achieving further development projects and execution of development projects, engaging other company related opportunities, management of operating expenses, and the ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Stockholders’ Equity

Since its inception on August 16, 2010, the Company had accumulated deficit of $49,276,680 as of twelve months ended December 31, 2021.

The aggregated loss is related to the capital invested in advances real estate membership interest, which has future positive cash flow after completion and stabilization. See note 5.

Authorized Shares

Common Stock

The Company is authorized to issue up to 500,000,000 shares of common stock, par value $0.001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Preferred shares

The Company Authorizes and hereby creates 5,000,000 (Five Million) shares of preferred stock, with conversion rights of 1:1 (one to one), but with 30:1 voting rights. As of December 31, 2021, 1,000,000 shares of preferred stock were issued and outstanding.

Commitments and Contingencies

On April 8th, 2021, the Company executed a Senior Secured Convertible Promissory Note, Securities Purchase Agreement, and ancillary agreements (collectively, the “Agreements”) with Leonite Capital, LLC Per the terms of the Agreements with Leonite Capital, LLC, the Company may borrow up to $500,000; of which $500,000 was tendered, which is open with right of redemption for one year. Prior to the maturity date of the Note, the Company at its option, has the right to redeem in cash in part or in whole, the amounts outstanding. Should the Fund wish to convert this debt into equity, the conversion price shall be sixty-five percent of the lowest Intraday price during the previous 21 days. Pursuant to the Agreements, the Company has earmarked the net proceeds for an immediate cash infusion for normative working capital purposes and capital expenditures. Leonite Capital. has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our Common Stock during any time. The foregoing is a summary description of certain terms of the Agreements. For a full description of all terms, please refer to the original Agreements which are Exhibits to this filing.

On November 30th, 2021, the Company executed a short-term loan of $1,000,000 Secured Note, by 1,500,000 million shares of CRDV stock (reserved in bank’s name, subject to loan and stock pledge agreement with NextBank International, Inc,) and secured by the president of the company, as a personal guarantor. Per the terms of the Agreements with NextBank International, Inc, the Company may borrow up to $1,000,000; which is open with the right of redemption for one year against the collateral of 1,500,000 shares of CRDV stock and the President of the company as guarantor.

The Private Note has a 7.5% fixed rate that matures on November 30, 2022. As of December 31, 2021, the company has withdrawn the full amount net of the loan less the loan fees. For a full description of all terms, please refer to the original Agreements which are Exhibits to this filing.

We will require additional financing to implement our business plan, which may include joint venture projects and debt or equity financings. The nature of this enterprise and constraint of positive cash flow places debt financing beyond the creditworthiness required by most banks or typical investors of corporate debt until such time as economically viable profits and losses can be demonstrated. Therefore, any debt financing of our activities may be costly and result in substantial dilution to our stockholders.

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

There is no assurance that we will be able to obtain financing on terms satisfactory to us, or at all. We do not have any arrangements in place for any future financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements, or contingencies in place in the event that we cease operations.

Results of Operations

For the Twelve Months Ended December 31, 2021, and 2020

Revenues

The Company has not brought in revenues to date.

Operating Expenses

For the twelve months ended December 31, 2021, our total operating expenses were $9,899,332 compared to $46,154 for the twelve months ended December 31, 2020, resulting in an increase of $9,853,178. The increase is attributable to a total increase of $9,853,178 in general administration expenses.

For the twelve months ended December 31, 2021, we had $37,778,761 an unrealized loss on investments arising out of the acquisition transaction of Red Hills Capital LLC, which is the dollar value of the common stock issued for said acquisition.

Net Operating loss

Net Operating loss was $9,899,332 compared to net Operating loss of $46,154 for the twelve months ended December 31, 2021, and December 31, 2020, for the reasons explained above.

Net loss

Net loss was $48,372,624 compared to a net loss of $46,154 for the twelve months ended December 31, 2021, and December 31, 2020. The increase is attributable to a total increase of $9,853,178 in general administration expenses, and an increase of $37,778,761 in unrealized loss on investments, which is the dollar value of the common shares issued for the acquisition of Red Hills Capital LLC.

Other Income

Other Income/(Expense) increased to ($694,531) for the year ended December 31, 2021, and $0 for the year ended December 31, 2020. The increase was directly related to the swings in derivative fair values from $582,549. This was offset by an increase in interest expense of $1,277,080 when compared to the year ended December 31, 2020.

Liquidity and Capital Resources

Overview

The Company’s cash and cash equivalents balance were $1,084,486 as of December 31, 2021.

Net cash used in the Company’s operating activities during the twelve months ended December 31, 2021, was $385,991 as compared to net cash used in the operating activities of $41,849 during the corresponding period ended December 31, 2020. This represents a variance of $344,142 in net cash used in operating activities between the two periods. The underlying reasons for the variance were primarily due to an increase of $37,778,761 in shares issued for acquisition of membership interest, an increase of $9,557,117 for shares issued for services, an increase of $544,870 on change in the fair value of derivative liabilities, an increase in accrued expenses of $1,610 and an increase in accounts payable of $74,098 and an increase of $30,092 in the interest on convertible note payable between the two periods.

Net cash used in investing activities for the years ended December 31, 2021, and 2020 was $0 and $0, respectively.

Cash provided by financing activities was $1,461,959 for the twelve months ended December 31, 2021, as compared to cash provided by financing activities of the amount of $50,367 for the same period ended December 31, 2020. This represents a variance of $1,411,592 in net cash used in financing activities between the two periods. The primary underlying reason is due to an increase on a short-term loan of $1,000,000, an increase in convertible loan of $500,000 and a decrease in shareholder’s loan of $38,041 between the two periods.

Since its inception on August 16, 2010, the Company had a cumulative deficit of $49,276,680 and we have a working capital deficit of $17,401,664 as of December 31, 2021. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and the ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from contributions of our majority shareholder and by raising equity and convertible loans.

As of December 30, 2021, our cash balance was $1,084,486 we believe we will require a minimum of $1,500,000 in working capital over the next 12 months to grow the company as currently planned, covering our operating costs and maintaining our regulatory reporting and filings. Should our revenues not materialize as expected, or if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses; we may need funds in excess of that currently planned.

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

Lease

On January 2, 2020, the Company adopted FASB ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not records assets/liabilities for short term leases as of December 31, 2021.

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. The Company recognized revenue from providing temporary and permanent staffing solutions and the sale of consumer products. Service revenues are recognized as the services are performed in proportion to the transfer of control to the customer and real estate revenues are recognized at the time of sale when consideration has been exchanged and title has been conveyed to the buyer. At this time, we have not identified specific planned revenue streams. During the period from August 16, 2010 (Inception) to December 31, 2020, we did not recognize any revenue.

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

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and then only in an amount more likely than not to be sustained upon review by the tax authorities. Income tax positions that previously failed to meet the more likely than not threshold is recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold is derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company classifies potential accrued interest and penalties related to unrecognized tax benefits within the accompanying consolidated statements of operations and comprehensive income (loss) as the income tax expense.

Stock-based Compensation

Stock-based compensation cost to employees is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award). Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The company has no stock-based compensation plan established as December 31, 2021.

Derivative instruments

The fair value of derivative instruments is recorded and shown separately under liabilities. Changes in the fair value of derivatives liability are recorded in the consolidated statement of operations under other (income) expenses.

Our Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the binomial option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index:

Audit Report

M.S. Madhava Rao 316, 1st Cross, Gururaja Layout, 7th Block, 4th Phase, BSK 3rd Stage, Bangalore 560085 Tel No: 91-8861838006 email : mankalr@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Community Redevelopment, Inc.

20295 NE 29th Place #200

Aventura, FL 33180

Opinion on the financial statements

We audited the accompanying balance sheets of Community Redevelopment, Inc., (“the Company”) as of December 31, 2021and 2020, and the related statements of operations, stockholders’ equity, and cash flows for year then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $49,276,680 for the year ended December 31, 2021. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related party transactions.

As of December 31, 2021, the President and Director of the company is the managing member of each project where the company owns membership interest value as of $18,471,239 through the Red Hills Capital Advisors, which is a wholly-owned subsidiary.

The procedure performed to address the matter included: obtaining Land appraiser valuation and internal development cost confirmation from the President of the Company who is also the managing member of each property.

We have served as the Company’s auditor since 2020.

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

March 31, 2022

Community Redevelopment Inc.

Consolidated Balance Sheet

Audited

	For the Fiscal Year Ended
	December 31, 2021	December 31, 2020

Assets
Current Assets:
Cash	$1,084,486	$8,518
Total current assets	1,084,486	8,518
Investments in Real Estate Membership Interests	18,471,239	–
Total assets	$19,555,725	$8,518

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$74,098	$–
Accrued expenses	5,000	3,305
Convertible Notes Payable - Related parties	–	38,041
Convertible Notes Payable, net of discount	102,412	–
Derivative Convertible Note	942,458	–
Short Term Loan	1,000,000	–
Loan from Shareholders	–	745,180
Interest Payable	30,092	–
Total current liabilities	2,154,060	786,526
Total liabilities	2,154,060	786,526

Common stock: $0.001 par value; 500,000,000 shares and 150,000,000 shares authorized at December 31, 2021 and 2020, respectively. 44,077,038 shares and 125,048,768 shares issued and outstanding at December 31, 2021 and 2020, respectively	44,077	125,048
Shares committed to be issued	–	1,000
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 1,000,000 and 0 shares issued and outstanding at December 31, 2021 and Dec 31, 2020 respectively	1,000	–
Additional paid in capital	66,633,268	–
Accumulated deficit	(49,276,680)	(904,056)
Total shareholders' equity	17,401,665	(778,008)
Total liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit	$19,555,725	$8,518

See Accompanying Notes to Consolidated Financial Statements.

Community Redevelopment Inc.

Income Statement

Audited

	For the Fiscal Year Ended
	December 31, 2021	December 31, 2020

Revenue	$–	$–

Operating expenses:
General and Administrative	9,899,332	46,154
Total Operating Expenses	9,899,332	46,154

Loss from Operations	(9,899,332)	(46,154)
Other income (expense):
Interest income	–	–
Interest expense	(1,277,080)	–
Change in the fair value of derivative	582,549	–
Total other income	(694,531)	–

Net Loss	$(10,593,863)	$(46,154)

Other comprehensive income:
Unrealized gain (loss) on investments	(37,778,761)	–
Total loss	$(48,372,624)	$(46,154)

Net (loss) per share attributable to common stockholders, basic and diluted	$(1.865)	$–
Weighted average shares outstanding, basic and diluted	25,935,749	125,048,768

See Accompanying Notes to Consolidated Financial Statements.

Community Redevelopment Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Common Stock		Additional		Total
					Shares		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Committed	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	–	$–	125,048,768	$125,048	1,000,000	$1,000	$–	$(904,056)	$(778,008)

Issuance of Common Stock for Services	–	–	2,247,614,341	2,247,615	(1,000,000)	(1,000)	7,310,502	–	9,557,117

Reverse Split (100:1) adjustment	–	–	(2,471,287,171)	(2,471,287)	–	–	2,471,287	–	–

Issuance of Common Stock for Debt	–	–	124,951,100	124,951	–	–	620,229	–	745,180
									–
Issuance of Common Stock - Under the Merger Agreement	–	–	17,750,000	17,750	–	–	53,232,250	–	53,250,000
									–
Issuance of Preferred Stock - Under the Merger Agreement	1,000,000	1,000	–	–	–	–	2,999,000	–	3,000,000
									–
Net Loss	–	–	–	–	–	–	–	(48,372,624)	(48,372,624)

Balance, December 31, 2021	1,000,000	$1,000	44,077,038	$44,077	–	$–	$66,633,268	$(49,276,680)	$17,401,665

See Accompanying Notes to Consolidated Financial Statements.

Community Redevelopment Inc.

Consolidated Statements of Cash Flows

Audited

	For the Fiscal Year Ended
	December 31, 2021	December 31, 2020

Operating Activities
Net loss	$(48,372,624)	$(46,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares committed to issue	–	1,000
Shares issued for membership interest in real estate	37,778,761	–
Shares issued for services	9,557,117	–
Gain (Loss) on derivative liabilities	544,870	–
Change In:
Accounts payable	74,098	–
Interested note payable	30,092	–
Accrued expenses	1,695	3,305
Net cash used in operating activities	(385,991)	(41,849)

Investing Activities	–	–
Net cash used in investing activities	–	–

Financing Activities
Decrease in Shareholder loan	–	12,326
Decrease/Increase in notes payables - Related parties	(38,041)	38,041
Decrease/Increase in convertible notes payable	500,000	–
Decrease/Increase in short-term loan	1,000,000	–
Net cash provided by financing activities	1,461,959	50,367

Change in Cash	1,075,968	8,518

Cash and Cash Equivalents at beginning of period	8,518	–

Cash and Cash Equivalents at end of period	$1,084,486	$8,518

Supplemental disclosure of cash flow information:
Supplemental disclosure of cash and non-cash financing activities

Share issued in the acquisition of Investments in Real Estate Membership Interest in exchange of Stock	$56,250,000	$–
Issuance of Common Stock	$9,557,117	$–
Issuance of Common Stock - Shareholder loan	745,180	–
Cash paid for interest	$70,556	$–

See Accompanying Notes to Consolidated Financial Statements.

Community Redevelopment Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 1–Nature of Business

Organization

Community Redevelopment, Inc. was formed on August 16, 2010 as Crosswind Renewable Energy Corp. an Oklahoma corporation and was formally renamed on June 24th, 2020. We are an emerging growth company. We were established to build upon community assets through real estate, financial services and technology. Our experienced team has dedicated their careers to constructing high-quality mixed-use, multifamily residential, and commercial properties in top metropolitan regions as well as have deep roots in technology and finance industries. Our vision is to integrate our real estate development proprietary business model across multiple verticals in finance, technology, and real estate. This will provide long-term value to investors while staying true to our mission of enhancing communities.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statement presentation and in accordance with Form 10-K.

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

The COVID-19 pandemic has caused uncertainty and disruption in the global economy and financial markets. As a result, management’s estimates and assumptions may be subject to a higher degree of variability and volatility that may result in material differences from the current period.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions.

Concentrations of Credit Risk and Off-Balance Sheet Arrangements

Cash is a financial instrument that potentially subjects the Company to concentrations of credit risk. For all periods presented, substantially all of the Company’s cash was deposited in an account at a single financial institution that management believes is creditworthy. The Company is exposed to credit risk in the event of default by these financial institutions for amounts in excess of the Federal Deposit Insurance Corporation insured limits. The Company maintains its cash at a high-quality financial institution and has not incurred any losses to date.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Investments

A non-controlling, unconsolidated ownership interest in an entity may be accounted for using one of: (i) equity method where applicable; (ii) fair value option if elected; (iii) fair value through earnings if fair value is readily determinable, including election of net asset value (“NAV”) practical expedient where applicable; or (iv) for equity investments without readily determinable fair values, the measurement alternative to measuring at cost adjusted for any impairment and observable price changes, as applicable.

Changes in fair value of equity method investments are recorded in realized and unrealized gains (losses) in the condensed combined and consolidated statements of operations.

Derivative liabilities

The Company identified the conversion feature of convertible notes payable as derivatives.

We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability-weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Fair value of financial instruments

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the FASB establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company's consolidated financial statements as reflected herein. The carrying amounts of cash, prepaid expense and other current assets, accounts payable, accrued expenses and notes payable reported on the accompanying consolidated balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

An entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value using a hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy prioritized the inputs into three levels that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in markets that are not active.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

December 31, 2021	Total	Level 1	Level 2	Level 3

Derivative liabilities	$942,458	$–	$–	$942,458

December 31, 2020	Total	Level 1	Level 2	Level 3

Derivative liabilities	$–	$–	$–	$–

Non-controlling Interests

Non-controlling interests represent the share of consolidated entities owned by third parties. Community Redevelopment recognizes each non-controlling ownership at the estimated fair value of the net assets at the date of formation or acquisition.

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

The financial statements shall include disclosures of material-related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

Service revenues are recognized as the services are performed in proportion to the transfer of control to the customer and real estate revenues are recognized at the time of sale when consideration has been exchanged and the title has been conveyed to the buyer. At this time, we have not identified specific planned revenue streams.

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

	December 31,2021	December 31,2020
Numerator:
Net loss	$(48,372,624)	$(46,154)
Denominator:
Weighted average common shares outstanding—basic	25,935,749	125,048,768
Dilutive common stock equivalents
Weighted average common shares outstanding—diluted	25,935,749	125,048,768
Net loss per share:
Basic	$(1.865)	$(0.000)
Diluted	$(1.865)	$(0.000)

Realized and Unrealized Gains (Losses)

Realized gains (losses) occur when the Company redeems all or a portion of its investment or when the Company receives cash income, such as dividends or distributions. Unrealized appreciation (depreciation) results from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized appreciation (depreciation) at the time an investment is realized. Realized and unrealized gains (losses) are presented together as realized and unrealized gains (losses) in the condensed combined and consolidated statements of operations.

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

Comprehensive Income

Other comprehensive income consists of net income and other appreciation (depreciation) affecting the Company that, under GAAP, are excluded from net income.

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

Note 3 - Going Concern

The accompanying audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated loss of $49,276,680 as of December 31, 2021. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Note 4 – Authorized Shares

On August 3rd, 2021, Finra gave final approval for the Company’s 100:1 reverse stock split, as noted in our 8-K filed that day.

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

On September 20th, 2021, the Company entered into a Merger Agreement with Red Hill Capital Advisors, LLC, by which the Company has acquired a portfolio of membership interests in six commercial retail, multifamily and mixed-use properties, in the Washington, DC Metro area upon the completion of audit. All the properties are both partially occupied and under continued development. The Consideration for this transaction on the part of the Company was the issuance of 17,750,000 common shares and 1 million Preferred shares with 1:1 conversion, and 30:1 voting ratio was issued on October 15th 2021.

As part of the corporate restructuring in specific preparation for this merger, on September 15th, 2021, the Company Reduced its Authorized shares from 3 billion to five hundred million and created the above-referenced Preferred Class with 1:1 conversion and 30:1 voting rights.

During the Twelve months ending December 31, 2021, 44,077,038 shares of common and 1,000,000 shares of preferred were issued and outstanding.

Note 5 - Investments in Advances to Real Estate Joint Ventures

As of September 20th, 2021, we acquired multiple membership interests in advance in real estate. The Consideration for this transaction on the part of the Company was the issuance of 17,750,000 common shares and 1,000,000 Preferred shares with 1:1 conversion, and 30:1 voting ratio. The stock value of the investment is described below.

The primary operation for these transactions is retail stores, apartment buildings, and centers which are either owned or held under long-term operating leases. The Company holds noncontrolling interests in these ventures and accounts for them under the equity method of accounting.

The table below presents venture investments for which the Company held an ownership interest at December 31, 2021, and December 31, 2020 (dollars in millions):

	Ownership	The Company’s Investment
Joint Venture	Interest	December 31, 2021	December 31, 2020
Red Hills Capital Advisors:
Fort Washington Livingston Pace, LLC (1)	24.50%	$5,066,359	$–
Suitland Holdings Pace A and Pace B, LLC	24.50%	2,236,430	–
Velocity Ventures, LLC	49.00%	302,482	–
Marlow Heights Branch Pace, LLC	24.50%	671,576	–
Capheights Hill Pace, LLC	24.50%	134,750	–
Capheights Central Dev, LLC (2)	24.50%	5,320,331	–
Capheights Velocity Services, LLC	24.50%	465,872	–
COZ Manager, LLC (2)	12.25%	4,273,438	–
Total		$18,471,239	$–

(1) Representing six commercial properties; (2) representing a mix of commercial retail, multifamily, and mixed-use properties retails and apartments.

All the value of the development and construction cost listed was provided by the president of the company Mr. Garfield Antonio who is a managing member of the listed LLCs; which is also disclosed on the related party note. See note 8.

Note 6 - Noncontrolling Interests

Noncontrolling interests represent the portion of the equity that the Company does not own in entities it consolidates as a result of having a controlling interest or determining that the Company was the primary beneficiary of a Variable Interest Entities (VIE) in accordance with the provisions of the FASB’s Consolidation guidance. The Company accounts and reports for noncontrolling interests in accordance with the Consolidation guidance and the Distinguishing Liabilities from Equity guidance issued by the FASB. The Company identifies its noncontrolling interests separately within the equity section on the Company’s Condensed Consolidated Balance Sheets. The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented separately on the Company’s Condensed Consolidated Statements of Operations.

In connection with the Merger, the Company acquired ownership interests in eight consolidated ventures which have noncontrolling interests of $18,471,239 as of December 31, 2021.

Note 7 - Notes Payable

On April 8th, 2021, the Company executed a Senior Secured Convertible Promissory Note, Securities Purchase Agreement, and ancillary agreements (collectively, the “Agreements”) with Leonite Capital, LLC Per the terms of the Agreements with Leonite Capital, LLC, the Company may borrow up to $500,000; of which $500,000 was tendered, which is open with right of redemption for one year. Prior to the maturity date of the Note, the Company at its option, has the right to redeem in cash in part or in whole, the amounts outstanding. Should the Fund wish to convert this debt into equity, the conversion price shall be sixty-five percent of the lowest Intraday price during the previous 21 days.

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

Convertible notes payable, consist of the following at December 31, 2021:

	2021	2020
Note payable to an unrelated party, matured April 08, 2022, with interest at 10%, convertible into common shares of the Company	$277,778	$–
Note payable to an unrelated party, matured September 20, 2022, with interest at 10%, convertible into common shares of the Company	277,778	–
Less discount	(453,144)	–
Total	$102,412	$–

Note 8: Short Term Loan

On November 30th, 2021, the Company executed a short-term loan of $1,000,000 Secured Note, by 1,500,000 million shares of CRDV stock (reserved in bank’s name, subject to loan and stock pledge agreement with NextBank International, Inc,) and secured by the president of the company, as guarantor.

Per the terms of the Agreements with NextBank International, Inc, the Company may borrow up to $1,000,000; which is open with the right of redemption for one year against the collateral of 1,500,000 shares of CRDV stock.

The Private Note has a 7.5% fixed rate that matures on November 30, 2022. As of December 31, 2021, the company has withdrawn the full amount net of the loan less the loan fees.

Note 9: Derivative Financial Instruments

The Company is exposed to certain risks arising from both business operations and economic conditions, including interest rate risk. To mitigate the impact of interest rate, the Company enters into derivative financial instruments. The Company maintains the majority of its overall interest rate exposure on floating rate borrowings to a fixed-rate basis.

Derivative Instruments

The fair value of interest rate swaps is included within Other non-current liabilities in the Consolidated Balance Sheets. The Company does not net derivatives in the Consolidated Balance Sheets.

Note 10 – Mergers & Acquisitions

On September 20th, 2021, the Company entered into a Merger Agreement with Red Hill Capital Advisors, LLC, by which the Company has acquired a portfolio of membership interests in multiple venture companies which have a mix of commercial retail, multifamily, and mixed-use properties, in the Washington, DC Metro area. All the properties are both partially occupied and under continued development. The Consideration for this transaction on the part of the Company was the issuance of 17,750,000 common shares and 1,000,000 Preferred shares with 1:1 conversion, and 30:1 voting ratio. On October 15th, 2021, the Company issued these shares.

The president of the company, Mr. Garfield Antonio is the manager of each project where the company owns membership interest through the Red Hills Capital Advisors, which is a wholly-owned subsidiary of the company.

Note 11 – Commitments & Contingencies

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

The Company’s guarantees primarily relate to requirements under certain financial obligations and some contracts and have arisen through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms; with remaining closed-ended terms up to 1.0 years and maximum potential future payments of approximately $1 million in the aggregate.

Note 12 - Related Party

The principal stockholder and the immediate past CEO have advanced funds to the Company from time to time. As of December 31, 2021, and December 31, 2020, the liability to the stockholders is $0 and $745,180 respectively.

The Company has borrowed from its current CEO an amount of $38,041 as disclosed in our 10-K of December 31, 2020. The amount is interest-free, convertible at the holder’s option, and is due on December 31, 2021, the same was repaid during the year 2021. As of December 31, 2021, and December 31, 2020, there was a Note payable to related parties is $0 and $ 38,041.

The company’s short-term loan with NextBank International of $1,000,000 listed on note 7 is guaranteed by the President of the company, and the company has borrowed the full amount.

As of December 31, 2021, our membership interests valued at $18,471,239 through our wholly owned subsidiary Red Hills Capital Advisors is managed by our President and Director.

Note 13 – Subsequent Events

On December 14, 2021, the SEC “Qualified” the Company’s Regulation A Registration.

The Company has evaluated subsequent events through March 30, 2022, the date on which these financial statements were issued, and has determined there are no material subsequent events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2020, our Company’s internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Name	Age	Position
Garfield T. Antonio	54	Director, President
Charles Arnold	70	Director, Chief Executive Officer
Stalin A. Cruz	48	Director, Chief Financial Officer
Ronald Silver	78	Director, Chairman
Kevin Humes	63	Director
Joseph Gibbons	73	Director
Randy Avon	81	Director

Garfield Antonio, 54, is the co-founder of The Velocity Companies a leading Real Estate Development Company headquartered in Washington DC. Additionally, Mr. Antonio is a minority owner of the Gastonia Honey Hunters an Atlantic League Minor League Baseball team. Mr. Antonio has more than 30 years of experience in banking, financing, and real estate development where he specializes in apartments and commercial real estate development that requires an understanding of Municipal Financing, Tax Incentive Financings (TIFs), Tax Exempt Bonds, Private Placement Bond Financing, Planned Community Developments, and pioneering emerging markets.

He has consulted on, and been responsible for, the acquisition, and development of large- and small-scale projects across the United States, primarily concentrating his activity in the Washington DC region. Prior to forming Velocity, Mr. Antonio worked as a senior executive for Riggs Bank NA and held other executive positions at both Mercantile Potomac Bank, and Silicon Valley Bank. Mr. Antonio served as the chief financial officer and senior development manager for the Saint Paul Community Development Corporation.

As a leading non-profit organization, this group developed affordable workforce housing, market rate condominiums, and commercial properties. The organization provided much-needed housing to some of the most underserved neighborhoods in Prince George’s County Maryland and the District of Columbia. Mr. Antonio has a Bachelor of Science degree in Marketing and Business Administration from Delaware State University.

Charles Arnold, 70, assumed the role of CEO and was elected to the Board of Crosswind Renewable Energy Corp. on July 6, 2020. After overseeing the completion of the acquisition of the assets and liabilities of RCK Development LLC in a merger agreement, he will lead the Company as it provides commerce and affordable housing to underserved areas. As CEO, Mr. Arnold is focused on building partnerships between the public and private sector to improve low-income neighborhoods for residential, commercial, and industrial opportunities through government incentives and agreements.

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

Stalin A. Cruz, 48, Mr. Cruz is an experienced, knowledgeable and successful financial services executive with over 26 years of expertise. His extensive knowledge of domestic and international markets has afforded him the ability to be a great asset to the industry. As a Director and the Executive Vice President of Finance and Investment Strategy for Community Redevelopment Inc., he provides the company with strategic direction to achieve its expansion goals, capital needs, and liquidity requirements.

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

Senator Ronald A. Silver, 78, served in the Florida House of Representatives from 1978 to 1992. While in the Florida House, Senator Silver served in major positions, including Majority Whip (1984-1986) and Majority Leader (1986-1988). He also chaired various committees, including the Select Committee on Juvenile Justice, Criminal Justice, Ethics and Elections, as well as the Subcommittee of Appropriations on General Government. Senator Silver was elected to the Florida Senate in 1992 and subsequently re-elected, serving as the Majority (Democratic) leader for the 1994 session. During his last term in the Senate, he was designated by both the House and Senate as the Dean of the Legislature recognizing his standing as the longest serving member.

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

Kevin Humes, 63, is a retired, disabled veteran who is the managing partner of USA International Holdings Co, U.S.A. AIA International Corp. During his 18 years of decorated service in the U.S. Army and prior to his medical discharge, Kevin was responsible for in-service recruitment, retention, education, and service member training for a company unit size of 300 personnel. Additional duties included assisting service members in preparation for departure from military service by utilizing all resources available to ensure a smooth transition.

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

Joseph Gibbons,73, was born in New York City. He received his early education in the New York City public school system and received a bachelor’s degree in Sociology from Calvin College in Grand Rapids Michigan. He also received a master’s degree in Public Administration from John Jay College of Criminal Justice of the City University of New York. He has been a resident of Florida since 1994.

Mr. Gibbons began his career at IBM in sales management and marketing positions, where he was awarded the IBM 100% Club Presidency Award for highest sales and business achievement nationwide. After 8 years, he left IBM to form his own business in retail and distribution of computer hardware and software in Michigan. He was President and General Manager of a computer manufacturing and distribution company headquartered in Toronto, Canada with national responsibility. He also worked with Ackerman LLP, a leading U.S. law firm, as a Public Policy Advisor.

Mr. Gibbons is also known for his strong commitment to social issues, being elected City Commissioner of Hallandale Beach, the Broward County Planning Council, as well as to the Florida House of Representatives; where he was Chair of the Legislative Black Caucus, as well Chair of the National Black Caucus Committee on Energy, Transportation, and Environment. Mr. Gibbons was elected to the Florida House of Representatives in 2006. His service focused on Business & Professional Regulations, Budget Economic Affairs, Energy and Utilities, Financial Services and Health Innovation. Mr. Gibbons was elected Chair of the Florida Legislative Black Caucus and the Minority Leader Pro Tempore. He also served as Chair of the National Black Caucus of State Legislators Energy, Transportation, and Environment Committee helping pass major legislation in both the Midwest and Southeastern Regions of the United States. Prior to his election to the Florida House, he served one term as a City Commissioner in Hallandale Beach and the Broward County Planning Council.

Mr. Gibbons established and is currently President of Gibbons Consulting Group. The company represents both large and small businesses with competences in Governmental lobbying and issue advocacy. A few of the private companies that have been engaged are Phillips Lighting (smart pole technology), Ultimate Software, ANF Construction Development, CLEAR, Edison Electric, Duke Energy, WEC Energy Group, and the Corradino Group. Advocacy issues represented include affordable housing, faith-based policy initiatives, deregulation, financial services, energy, municipal, state-run and federal appropriations.

Mr. Gibbons is nationally recognized for his achievements, being appointed to the White House Conference on Small Business, and having made front cover of Nation’s Business Magazine, as well as being named the Small Business Administration “Minority Businessperson of the Year” for the Midwest Region as well as the “Entrepreneur of the Year” by Chivas Regal.

Mr. Gibbons is currently a Member of the Henderson Behavioral Health Centers Board of Directors, the Audit and Finance Committee and the Board of the Primary Care Clinics for the Palm Beach County Hospital District and the Aventura Marketing Councils Chairman’s Round Table. He is Past President and the current Member of the Hallandale Rotary Club. In 2005, he was named Rotarian of the Year.

Randy Avon, 81, currently serves as the CEO of the Asian Pacific Development Corporation, a multi-national business development and investment company. There Mr. Avon he has overseen more than $22 billion in global infrastructure projects in 17 separate countries.

Mr. Avon is also well known and has been recognized for his social activism, having served in the Florida Legislature, a former President, and the CEOs of four World Trade Centers.  Mr. Avon also served as the Chair of Organization of American States and has been a United States delegate to the past four Summits of the Americas. Mr. Avon is also the recipient of the Global Leaders Award and of the US State Department’s McKeithan Award for Outstanding International Achievements in the Private Sector, as well as being named one of South Florida’s “100 most power international leaders'' by CEO magazine.

Mr. Avon holds a BS in Business Administration from University of Florida, 1962.

(b) Significant Employees.

If we lose the services of our key executive officers, our business would likely be materially and adversely affected. At this time, we do not currently have “key man” life insurance for any of our executive officers.

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

Committees of the Board of Directors

We do not have a standing nominating, audit or compensation committee. Rather, our full Board of Directors performs the functions of these committees. While the company is reviewing several qualified people for such committees, none have been formed yet. Additionally, because our common stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

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

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner, he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Oklahoma.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Oklahoma law, we have been advised that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Family Relationships

None.

Involvement in Certain Legal Proceedings

No executive officer, member of the Board of Directors or control person of our Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

ITEM 11. EXECUTIVE COMPENSATION

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy, in the future, we may award our executives and any future executives with long-term, stock award, at the sole discretion of our Board.

Director Compensation

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Total ($)
Garfield T. Antonio - President	2021	$50,000	$0	$50,000

Charles Arnold - Chief Executive Officer	2021	–	2,510,000	2,510,000

Stalin A. Cruz - Chief Financial Officer	2021	–	1,000,000	1,000,000

Ronald Silver, Independent Director	2021	–	1,000,000	1,000,000

Kevin Humes, Independent Director	2021	–	1,000,000	1,000,000

We believe that the primary goal of executive compensation is to align the interests of our executive officers with those of our shareholders in a way that allows us to attract and retain the best executive talent. Additionally, in order to ensure our executive officers are compensated within the current industry ranges for their respective duties.

The compensation incentives designed to further these goals take the form of annual cash compensation and equity awards, as well as long-term cash and/or equity incentives measured by Company and/or individual performance targets to be established by our Compensation Committee. In addition, our Compensation Committee may determine to make equity-based awards to new executive officers in order to attract talented professionals to serve us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2021 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 44,077,038 shares of our common stock issued and outstanding as of December 31, 2021

Name and Title	Amount and Nature of Beneficial Ownership	Percentage of Class - Common
Garfield T Antonio, Dir. (1)	17,750,000	40.27%
Stalin A Cruz. Dir.	5,000,000	11.34%
Kevin Humes, Dir.	4,500,000	10.21%
Ronald Silver, Dir.	4,500,000	10.21%
Charles Arnold, Dir. (2)	2,666,667	6.05%
Randy Avon, Independent Dir.	1,000,000	2.27%
David E Price, Corporate Counsel	1,000,000	2.27%
All Directors and Officers as a Group	36,416,667	82.62%

Red Hills Capital Advisors(3) Preferred stock	1,000,000

1	The shares listed under Mr. Garfield Antonio include all shares he gifted to relatives.

2	The shares listed under Mr. Charles Arnold include 1,666,667 shares in Crest Ventures LLC, of which Mr. Arnold is the beneficial owner.

3	Red Hills Advisors LLC is managed by Mr. Garfield Antonio, our President and Director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings. The aggregate fees billed by M.S. Madhava Rao, Chartered Accountant for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, were $21,500.

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

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Management contract, compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY REDEVELOPMENT INC.

Dated: March 31, 2022	By:	/s/ Charles Arnold
Charles Arnold
Chief Executive Officer

