Form 10-Q
period 2022-03-31
Community Redevelopment Inc.
filed 2022-05-16
CIK 1084551

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from January 1, 2022 to March 31, 2022.

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

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐   No ☒

As of May 14th, 2022, the registrant had 44,104,038 shares of its Common Stock, $0.001 par value, outstanding.

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

The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties, and other factors:

•	The implementation of our strategic plans for our business;
•	Our financial performance;
•	Fluctuations in the number of influencers living in our Clubhouses or that we contract with and their number of social media followers;
•	Developments relating to our competitors and our industry, including the impact of government regulation;
•	Estimates of our expenses, future revenues, capital requirements and our needs for additional financing; and
•	Other risks and uncertainties, including those listed under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

3

PART I. Financial Information

Item 1. Consolidated Financial Statements

COMMUNITY REDEVELOPMENT INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2022

Community Redevelopment Inc.

Balance Sheet

	Quarter Ended 03/31/2022	Year Ended 12/31/2021
	Unaudited	Audited
Assets
Current Assets:
Cash	$669,272	$1,084,486
Other Current Assets	84,333	–
Total current assets	753,605	1,084,486
Investments in Real Estate Membership Interests	18,471,239	18,471,239
Total assets	$19,224,844	$19,555,725

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$59,046	$74,098
Accrued expenses	9,000	5,000
Convertible Notes Payable, net of discount	283,404	102,412
Derivative Convertible Note	577,721	942,458
Short Term Loan	1,000,000	1,000,000
Interest Payable	42,384	30,092
Total current liabilities	1,971,555	2,154,060

Total liabilities	1,971,555	2,154,060

Stockholders’ Equity
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding at March 31, 2022 and December 31,2021 respectively.	1,000	1,000
Common stock: $0.001 par value; 500,000,000 shares authorized and 44,077,038 shares issued and outstanding at March 31, 2022 and December 31,2021 respectively.	44,077	44,077
Additional paid in capital	66,633,268	66,633,268
Accumulated deficit	(49,425,056)	(49,276,680)
Total stockholders' equity	17,253,289	17,401,665
Total liabilities and Stockholders' Equity	$19,224,844	$19,555,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

Community Redevelopment Inc.

Statement of Operations

(Unaudited)

	For the Quarter Ended
	March, 31,
	2022	2021

Revenue	$–	$–

Operating expenses:
General and Administrative	298,649	4,523,771
Total Operating Expenses	298,649	4,523,771

Loss from Operations	(298,649)	(4,523,771)
Other income (expense):
Interest income	–	–
Interest expense	(214,464)	–
Change in the fair value of derivative	364,737	–
Total other income	150,273	–

Net Loss	$(148,376)	$(4,523,771)

Net (loss) per share attributable to common stockholders, basic	$(0.00)	$(0.00)
Net (loss) per share attributable to common stockholders, diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic	44,077,038	1,104,845,140
Weighted average shares outstanding, diluted	44,077,038	1,104,845,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

Community Redevelopment Inc

Statement of Stockholders' Equity (Deficit)

Unaudited

	Preferred Stock		Common Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares Committed	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2020	–	$–	125,048,768	$125,048	1,000,000	$1,000	$–	$(904,056)	$(778,008)

Issuance of Common Stock for Services	–	–	2,247,614,341	2,247,615	(1,000,000)	(1,000)	7,310,502	–	9,557,117

Reverse Split (100:1) adjustment	–	–	(2,471,287,171)	(2,471,287)	–	–	2,471,287	–	–

Issuance of Common Stock for Debt	–	–	124,951,100	124,951	–	–	620,229	–	745,180
									–
Issuance of Common Stock - Under the Merger Agreement	–	–	17,750,000	17,750	–	–	53,232,250	–	53,250,000
									–
Issuance of Preferred Stock - Under the Merger Agreement	1,000,000	1,000	–	–	–	–	2,999,000	–	3,000,000
									–
Net Loss	–	–	–	–	–	–	–	(48,372,624)	(48,372,624)
Balance, December 31, 2021	1,000,000	1,000	44,077,038	44,077	–	–	66,633,268	(49,276,680)	17,401,665

Net Loss	–	–	–	–	–	–	–	(148,376)	(148,376)

Balance, March 31, 2022	1,000,000	$1,000	44,077,038	$44,077	–	$–	$66,633,268	$(49,425,056)	$17,253,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

Community Redevelopment Inc.

Statement of Cash Flows

(Unaudited)

	For the Quarter Ended 03/31/2022
	03/31/2022	03/31/2021
Cash flow from Operating Activities
Net loss	$(148,376)	$(4,523,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares Issued for services	–	4,491,000
Gain(Loss) on derivative liabilities	(183,745)	–
Change In:
Prepaid Expenses	(84,333)	–
Accounts payable	(15,051)	29,087
Interest payable	12,292	–
Accrued expenses	4,000	(3,275)
Net cash used in operating activities	(415,214)	(6,959)

Investing Activities

Net cash used in investing activities	–	–

Financing Activities

Net cash used in financing activities	–	–

Net increase (decrease) in cash and cash equivalents	(415,214)	(6,959)

Cash and Cash Equivalents at beginning of period	1,084,486	8,518

Cash and Cash Equivalents at end of period	$669,272	$1,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

Community Redevelopment Inc.

Notes to Consolidated Financial Statements

Unaudited

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

March 31, 2022	Total	Level 1	Level 2	Level 3

Derivative liabilities	$577,721	$–	$–	$577,721

December 31, 2021	Total	Level 1	Level 2	Level 3

Derivative liabilities	$942,458	$–	$–	$942,458

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

	March 31,2022	March 31,2021
Numerator:
Net loss	$(148,376)	$(4,523,771)
Denominator:
Weighted average common shares outstanding—basic	44,077,038	1,104,845,140
Dilutive common stock equivalents
Weighted average common shares outstanding—diluted	44,077,038	1,104,845,140
Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

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

Note 3 - Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated loss of $49,425,056 as of March 31, 2022. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

During the Three months ending March 31, 2022, 44,077,038 shares of common and 1,000,000 shares of preferred were issued and outstanding.

Note 5 - Investments in Advances to Real Estate Ventures

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

The table below presents venture investments for which the Company held an ownership interest at March 31, 2022.:

	Ownership	The Company’s Investment
Venture	Interest	March 31, 2022
Red Hills Capital Advisors:
Fort Washington Livingston Pace, LLC (1)	24.50%	$5,066,359
Suitland Holdings Pace A and Pace B, LLC	24.50%	2,236,430
Velocity Ventures, LLC	49.00%	302,482
Marlow Heights Branch Pace, LLC	24.50%	671,576
Capheights Hill Pace, LLC	24.50%	134,750
Capheights Central Dev, LLC (2)	24.50%	5,320,331
Capheights Velocity Services, LLC	24.50%	465,872
COZ Manager,LLC (2)	12.25%	4,273,439
Total		$18,471,239

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

In connection with the Merger, the Company acquired ownership interests in eight consolidated ventures which have noncontrolling interests of $18,471,239 as of March 31, 2022.

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

Pursuant to the Agreements, the Company has earmarked the net proceeds for immediate cash infusion for normative working capital purposes and capital expenditures. Leonite Capital. has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our Common Stock during any time. The foregoing is a summary description of certain terms of the Agreements. For a full description of all terms, please refer to the original Agreements which are Exhibits to the 10Q filed with SEC on Aug 16, 2021 for the quarter ended June 30, 2021.

Convertible notes payable, consist of the following at March 31, 2022:

	03/31/2022	12/31/2021
Note payable to an unrelated party, matured April 08, 2022, with interest at 10%, convertible into common shares of the Company	$277,778	$277,778

Note payable to an unrelated party, matured September 20, 2022, with interest at 10%, convertible into common shares of the Company	277,778	277,778

Less discount	(272,152)	(453,144)
Total	$283,404	$102,412

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

The Private Note has a 7.5% fixed rate that matures on November 30, 2022. As of March 31, 2022, the company has withdrawn the full amount net of the loan less the loan fees.

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

The president of the company, Mr. Garfield Antonio is the managing member of each project where the company owns membership interest through the Red Hills Capital Advisors, which is a wholly-owned subsidiary of the company.

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

The Company’s guarantees primarily relate to requirements under certain financial obligations and some contracts and have arisen through the normal course of business. These guarantees, with certain financial institutions, have both open and closed-ended terms; with remaining closed-ended terms up to 1.0 years and maximum potential future payments of approximately $1million in the aggregate.

Note 12 - Related Party

The company’s short-term loan with NextBank International of $1,000,000 listed on note 7 is secured by the President of the company Mr. Garfield Antonio as a personal guarantor, and the company has borrowed the full amount.

As of March 31, 2022, our membership interests valued at $18,471,239 through our wholly owned subsidiary Red Hills Capital Advisors is managed by our President and Director.

Note 13 – Subsequent Events

The Company has evaluated subsequent events through May 14, 2022, the date on which these financial statements were issued, and has determined there are no material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws and is subject to the safe-harbor created by such Act and laws.  Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

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

Company Overview

Community Redevelopment, Inc. was formed on August 16, 2010, as Crosswind Renewable Energy Corp. an Oklahoma corporation and was formally renamed as Community Redevelopment Inc. on June 24th, 2020. We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We were established to build upon community assets through real estate, financial services and technology. Our experienced team has dedicated their careers to constructing high-quality mixed-use, multifamily residential, and commercial properties in top metropolitan regions as well as have deep roots in technology and finance industries. Our vision is to integrate our real estate development proprietary business model across multiple verticals in finance, technology, and real estate. This will provide long-term value to investors while staying true to our mission of enhancing communities.

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

Properties Acquired by the Red Hills Capital Advisors LLC.

As of September 20th, 2021, we acquired membership interests in advance in real estate. The Consideration for this transaction on the part of the Company was the issuance of 17,750,000 common shares and 1,000,000 Preferred shares with 1:1 conversion, and 30:1 voting ratio. The stock value of the investment is described below:

	Ownership	The Company’s Investment
Venture	Interest	March 31, 2022
Red Hills Capital Advisors:
Fort Washington Livingston Pace, LLC (1)	24.50%	$5,066,359
Suitland Holdings Pace A and Pace B, LLC	24.50%	2,236,430
Velocity Ventures, LLC	49.00%	302,482
Marlow Heights Branch Pace, LLC	24.50%	671,576
Capheights Hill Pace, LLC	24.50%	134,750
Capheights Central Dev, LLC (2)	24.50%	5,320,331
Capheights Velocity Services, LLC	24.50%	465,872
COZ Manager,LLC (2)	12.25%	4,273,439
Total		$18,471,239

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

The Company is not a “shell company,” since its filing of its Form 10 with the SEC on January 19, 2021. merger with Red Hills Capital Advisors in September, as it has formal operations, emplaced Board, an Audit Committee and actively pursuing several current projects, despite having no significant cash on hand since the change in control of July 6th, 2020. As of March 31, 2022, the Company had $669,272 in cash. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for quarterly financial statement presentation and in accordance with Form 10-Q. Accordingly, they include all of the information and footnotes required in quarterly financial statements. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited financial statements should be read in conjunction with our December 31st, 2021, audited annual financial statements included in our Form 10-K, filed with the SEC on April 1st, 2022.

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

Stockholders’ Equity

Since its inception on August 16, 2010, the Company had accumulated deficit of $49,425,056 as of three months ended March 31, 2022.

The aggregated loss is related to the capital invested in advances real estate membership interest, which has future positive cash flow after completion and stabilization. See note 5.

Authorized Shares

Common Stock

The Company is authorized to issue up to 500,000,000 shares of common stock, par value $0.001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights. As of March 31, 2022, 44,077,038 shares of common stock were issued and outstanding.

Preferred shares

The Company Authorizes and hereby creates 5,000,000 (Five Million) shares of preferred stock, with conversion rights of 1:1 (one to one), but with 30:1 voting rights. As of March 31, 2022, 1,000,000 shares of preferred stock were issued and outstanding.

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

On November 30th, 2021, the Company executed a short-term loan of $1,000,000 Secured Note, by 1,500,000 million shares of CRDV stock (reserved in bank’s name, subject to loan and stock pledge agreement with NextBank International, Inc,) and secured by the president of the company, as a personal guarantor. Per the terms of the Agreements with NextBank International, Inc, the Company may borrow up to $1,000,000; which is open with the right of redemption for one year against the collateral of 1,500,000 shares of CRDV stock and the President of the company Mr. Garfield Antonio personal guarantor.

The Private Note has a 7.5% fixed rate that matures on November 30, 2022. As of March 31, 2022, the company has withdrawn the full amount net of the loan less the loan fees. For a full description of all terms, please refer to the original Agreements which are Exhibits to this filing.

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

Results of Operations

For the Three Months Ended March 31, 2022, and 2021

Revenues

The Company has not brought in revenues to date.

Operating Expenses

For the three months ended March 31, 2022, our total operating expenses were $298,649 compared to $4,523,771 for the three months ended March 31, 2021, resulting in a decrease of $4,225,122. The decrease is attributable to a total decrease of $4,225,122 in general administration expenses.

Net Operating loss

Net Operating loss was $298,649 compared to net Operating loss of $4,523,771 for the three months ended March 31, 2022, and March 31, 2021, for the reasons explained above.

Net loss

Net loss was $148,376 compared to a net loss of $4,523,771 for the three months ended March 31, 2022, and March 31, 2021. The decrease is attributable to a total decrease of $4,375,395 in general administration expenses.

Other Income

Other Income/(Expense) increased to $150,273 for the period ended March 31, 2022, and $0 for the period ended March 31, 2021. The increase was directly related to the swings in derivative fair values from $364,737. This was offset by an increase in interest expense of $214,464 when compared to the period ended March 31, 2021.

Liquidity and Capital Resources

Overview

The Company’s cash and cash equivalents balance were $669,272 as of March 31, 2022.

Net cash used in the Company’s operating activities during the three months ended March 31, 2022, was $415,214 as compared to net cash used in the operating activities of $6,959 during the corresponding period ended March 31, 2021. The change was primarily due to decrease in net loss, general administration expenses and increased prepaid expenses of $84,333, changes in fair value of derivative liabilities $ 183,745, an increase in accrued expenses of $4,000, a decrease in accounts payable of $15,051 and an increase of $12,292 in the interest payable between the two periods.

Net cash used in investing activities for the quarter ended March 31, 2022, and 2021 was $0 and $0, respectively.

Net cash used in financing activities for the quarter ended March 31, 2022, and 2021 was $0 and $0, respectively.

Since its inception on August 16, 2010, the Company had a cumulative deficit of $49,425,056 and we have a working capital deficit of $17,253,289 as of March 31, 2022. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and the ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from contributions of our majority shareholder and by raising equity and convertible loans.

As of March 31, 2022, our cash balance was $669,272 we believe we will require a minimum of $1,500,000 in working capital over the next 12 months to grow the company as currently planned, covering our operating costs and maintaining our regulatory reporting and filings. Should our revenues not materialize as expected, or if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses; we may need funds in excess of that currently planned.

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

Lease

On January 2, 2020, the Company adopted FASB ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not records assets/liabilities for short term leases as of March 31, 2022.

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amvendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. The Company recognized revenue from providing temporary and permanent staffing solutions and the sale of consumer products. Service revenues are recognized as the services are performed in proportion to the transfer of control to the customer and real estate revenues are recognized at the time of sale when consideration has been exchanged and title has been conveyed to the buyer. At this time, we have not identified specific planned revenue streams. During the period from August 16, 2010 (Inception) to March 31, 2022, we did not recognize any revenue.

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

Stock-based Compensation

Stock-based compensation cost to employees is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award). Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The company has no stock-based compensation plan established as of March 31, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of March 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of March 31, 2022 conducted as part of our preparation of the quarterly unaudited condensed financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

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

As a result of the management evaluation of company internal control over financial reporting described above, the Company’s management has concluded that, as of March 31, 2022, the Company’s internal control over financial reporting was not based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Exhibits

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

Dated: May 16, 2022	By:	/s/ Charles Arnold
Charles Arnold Director, Chief Executive Officer
COMMUNITY REDEVELOPMENT INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Dated: May 16, 2022	By:	/s/ Charles Arnold
Charles Arnold Director, Chief Executive Officer
COMMUNITY REDEVELOPMENT INC.

