Form 10-Q
period 2022-06-30
Community Redevelopment Inc.
filed 2022-08-29
CIK 1084551

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-208814

COMMUNITY REDEVELOPMENT INC.

 (Exact name of registrant as specified in its charter)

Oklahoma	85-2629422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1910 Towne Centre Blvd #250 Annapolis, Maryland	21401
(Address of principal executive offices)	(Zip Code)

410 224-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes ☐   No ☒

As of August 25th, 2022, the registrant had 45,914,538 shares of its Common Stock, $0.001 par value, outstanding.

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

PART I. Financial Information

Item 1. Consolidated Financial Statements

COMMUNITY REDEVELOPMENT INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2022

Community Redevelopment Inc.

Balance Sheet

	As of 06/30/2022	As of 12/31/2021
	Unaudited	Audited
Assets
Current Assets:
Cash	$271,455	$1,084,486
Other Current Assets	84,033	–
Total current assets	355,488	1,084,486
Investments in Real Estate Membership Interests	–	18,471,239
Total assets	$355,488	$19,555,725

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$68,502	$74,098
Accrued expenses	1,500	5,000
Interest Payable	35,925	30,092
Convertible Notes Payable, net of discount	383,214	102,412
Derivatives Convertible Note	634,036	942,458
Short Term Loan	1,000,000	1,000,000
Total current liabilities	2,123,177	2,154,060
Total liabilities	2,123,177	2,154,060

Stockholders' Equity (Deficit)
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding at June 30, 2022 and December 31,2021 respectively.	1,000	1,000
Common stock: $0.001 par value; 500,000,000 shares authorized and 44,161,538 shares and 44,077,038 shares issued and outstanding at June 30, 2022 and December 31,2021 respectively.	44,162	44,077
Shares to be Cancelled	(10,312,500)	–
Additional paid in capital	66,693,518	66,633,268
Accumulated deficit	(58,193,869)	(49,276,680)
Total shareholders' Equity (Deficit)	(1,767,689)	17,401,665
Total liabilities and Stockholders' Equity (Deficit)	$355,488	$19,555,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

Community Redevelopment Inc.

Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June, 30,		June, 30,
	2022	2021	2022	2021

Revenue	$–	$–	$–	$–

Operating expenses:
General and Administrative	422,560	85,116	721,209	4,608,886
Total Operating Expenses	422,560	85,116	721,209	4,608,886

Loss from Operations	(422,560)	(85,116)	(721,209)	(4,608,886)
Other income (expense):
Interest income	–	–	–	–
Interest expense	(131,199)	(37,408)	(345,663)	(37,408)
Change in the fair value of derivative	(56,315)		308,422	–
Total other income	(187,514)	(37,408)	(37,241)	(37,408)

Loss from Continuing Operations	(610,074)	(122,524)	(758,450)	(4,646,294)

Loss from Discontinued Operations	(8,158,739)	–	(8,158,739)	–

Net Loss	$(8,768,813)	$(122,524)	$(8,917,189)	$(4,646,294)

Net (loss) per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.00)	$(0.20)	$(0.00)

Weighted average shares outstanding, basic and diluted	44,111,879	1,804,341,340	44,111,879	1,804,341,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

Community Redevelopment Inc

Statement of Stockholders' Equity (Deficit)

Unaudited

							Shares
	Preferred Stock		Common Stock		Common Stock		to be	Additional		Total
	Shares	Amount	Shares	Amount	Shares Committed	Amount	cancelled Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, December 31, 2020	–	$–	125,048,768	$125,048	1,000,000	$1,000	0	$–	$(904,056)	$(778,008)

Issuance of Common Stock for Services	–	–	2,247,614,341	2,247,615	(1,000,000)	(1,000)	–	7,310,502	–	9,557,117

Reverse Split (100:1) adjustment	–	–	(2,471,287,171)	(2,471,287)	–	–	–	2,471,287	–	–

Issuance of Common Stock for Debt	–	–	124,951,100	124,951	–	–	–	620,229	–	745,180
										–
Issuance of Common Stock - Under the Merger Agreement	–	–	17,750,000	17,750	–	–	–	53,232,250	–	53,250,000
										–
Issuance of Preferred Stock - Under the Merger Agreement	1,000,000	1,000	–	–	–	–	–	2,999,000	–	3,000,000
										–
Net Loss	–	–	–	–	–	–	–	–	(48,372,624)	(48,372,624)
Balance, December 31, 2021	1,000,000	$1,000	44,077,038	$44,077	–	$–	–	$66,633,268	$(49,276,680)	$17,401,665

Shares issued for services	–	$–	84,500	$85	–	$–	$–	$60,250	$–	$60,335

Shares to be cancelled - Under the Cancelation of Merger Agreement	–	–			–	–	(10,312,500)	–	–	(10,312,500)

Net Loss	–	–	–	–	–	–	–	–	(8,917,189)	(8,917,189)
Balance, June 30, 2022	1,000,000	$1,000	44,161,538	$44,162	–	$–	$(10,312,500)	$66,693,518	$(58,193,890)	$(1,767,689)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Community Redevelopment Inc.

Statement of Cash Flows

(Unaudited)

	For the Quarter Ended 06/30/2022	For the Quarter Ended 06/30/2021
Cash flow from Operating Activities
Net loss	$(8,917,189)	$(4,646,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued Operations	8,158,739	–
Shares Issued for services	60,334	4,491,750
Gain(Loss) on derivative liabilities	(27,620)	–
Change In:
Increase in Prepaid Expenses	(84,033)	–
Decrease in Accounts payable	(5,596)	251
Increase in Interest payable	5,834	–
Decrease in Accrued expenses	(3,500)	(1,805)
Net cash used in operating activities	(813,031)	(156,098)

Cash flow from Investing Activities
	–
Net cash used in investing activities	–	–

Cash flow from Financing Activities
Increase/(Decrease) in Shareholder's loan	–	(38,041)
Proceeds from Loan	–	277,778
Net cash used in financing activities	–	239,737

Net increase (decrease) in cash and cash equivalents	(813,031)	83,639

Cash and Cash Equivalents at beginning of period	1,084,486	8,518

Cash and Cash Equivalents at end of period	$271,455	$92,157

Supplemental disclosure of cash flow information:
Supplemental disclosure of cash and non-cash financing activities
Share to be cancelled in the reversal of Investments in Real Estate Membership Interest in exchange of Stock	$10,312,500	$–
Shares issued for Services	$60,335	$4,491,750
Shares issued to settle notes payable	$–	$745,180
Cash paid for interest	$37,083	$–

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

June 30, 2022	Total	Level 1	Level 2	Level 3

Derivative liabilities	$634,036	$–	$–	$634,036

December 31, 2021	Total	Level 1	Level 2	Level 3

Derivative liabilities	$942,458	$–	$–	$942,458

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

	June 30, 2022	June 30, 2021
Numerator:
Net loss	$(8,917,189)	$(4,646,294)
Denominator:
Weighted average common shares outstanding—basic	44,111,879	1,804,341,340
Dilutive common stock equivalents
Weighted average common shares outstanding—diluted	44,111,879	1,804,341,340
Net loss per share:
Basic	$(0.20)	$(0.00)
Diluted	$(0.20)	$(0.00)

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

Note 3 – Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated loss of $58,193,869 as of June 30, 2022. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

During the three months ending June 30, 2022, 44,161,538 shares of common and 1,000,000 shares of preferred were issued and outstanding.

Note 5 – Investments in Advances to Real Estate Ventures – Discontinued Operations

On September 20th, 2021, the Company entered into a Merger Agreement with Red Hills Capital Advisors, LLC, by which the Community Redevelopment Inc (the Company) has acquired a portfolio of membership interests in development of six commercial retail, multifamily and mixed-use properties, in the Washington, DC Metro area. The Equity interest of RedHills Capital Advisors, in these properties amounted to $18,471,239. The Consideration for this transaction on the part of the Company was the issuance of 17,750,000 common shares and 1 million Preferred shares with 1:1 conversion, and 30:1 voting rights.

This transaction was with a Related Party as the Managing Member of Red Hills Capital Advisors LLC is our company’s CEO Garfield Antonio.

The table below presents details of investments for which the Company held an ownership interest through Red Hills:

	Ownership	The Company’s Investment
Venture	Interest	June 28, 2022
Red Hills Capital Advisors:
Fort Washington Livingston Pace, LLC (1)	24.50%	$5,066,359
Suitland Holdings Pace A and Pace B, LLC	24.50%	2,236,430
Velocity Ventures, LLC	49.00%	302,482
Marlow Heights Branch Pace, LLC	24.50%	671,576
Capheights Hill Pace, LLC	24.50%	134,750
Capheights Central Dev, LLC (2)	24.50%	5,320,331
Capheights Velocity Services, LLC	24.50%	465,872
COZ Manager,LLC (2)	12.25%	4,273,439
Total		$18,471,239

____________________

(1)	Representing six commercial properties; (2) representing a mix of commercial retail, multifamily, and mixed-use properties retails and apartments.

During six months period ended June 30, 2022, no expenses were incurred towards the development of these properties. On June 28th, 2022, as part of restructuring plan in an effort to reorient the company assets, the Company came to the conclusion that the Company’s expectations regarding infusion of available financing had not materialized, to the harm of Community Redevelopment Inc., and that further attempted continuation of said Agreement was of no value and in fact detrimental to the overall financial condition of the Company. As such, management made the decision to Rescind the September 21st 2021 Agreement with Red Hills placing these interests into our Company.

As such, by the Rescission Agreement removing Red Hills as part of the Company, the above-listed assets were removed from the company as part of this first phase of restructuring during this Quarter. As it was a Rescission, all 18.5 million shares issued to Red Hills as consideration for these removed assets are to be returned to the Treasury of the Company, placing each side exactly as they were just prior to said Agreement.

Note 6 – Notes Payable

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

Pursuant to the Agreements, the Company has earmarked the net proceeds for immediate cash infusion for normative working capital purposes and capital expenditures. Leonite Capital. has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our Common Stock during any time. The foregoing is a summary description of certain terms of the Agreements. For a full description of all terms, please refer to the original Agreements which are Exhibits to the 10Q filed with SEC on Aug 16, 2021, for the quarter ended June 30, 2021.

Convertible notes payable, consist of the following at June 30, 2022:

	06/30/22	12/31/21
Note payable to an unrelated party, matured April 08, 2022, with interest at 10%, convertible into common shares of the Company	$277,778	$277,778

Note payable to an unrelated party, matured September 20, 2022, with interest at 10%, convertible into common shares of the Company	277,778	277,778

Less discount	(172,342)	(453,144)
Total	$383,214	$102,412

Note 7 – Short Term Loan

On November 30th, 2021, the Company executed a short-term loan of $1,000,000 Secured Note, by 1,500,000 million shares of CRDV stock (reserved in bank’s name, subject to loan and stock pledge agreement with NextBank International, Inc.) and secured by the president of the company, as a personal guarantor.

Per the terms of the Agreements with NextBank International, Inc, the Company may borrow up to $1,000,000; which is open with the right of redemption for one year against the collateral of 1,500,000 shares of CRDV stock.

The Private Note has a 7.5% fixed rate that matures on November 30, 2022. As of June 30, 2022, the company has withdrawn the full amount net of the loan less the loan fees.

Note 8 – Derivative Financial Instruments

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

Note 9 – Mergers & Acquisitions

On September 20th, 2021, the Company entered into a Merger Agreement with Red Hills Capital Advisors, LLC, an affiliate transaction as our CEO Garfield Antonio is the owner of Red Hills. By this Agreement Community Redevelopment Inc (the Company) acquired a portfolio of membership interests in development of eight commercial retail, multifamily and mixed-use properties, in the Washington, DC Metro area. The properties are under continued development. The Consideration for this transaction on the part of the Company was the issuance of 17,750,000 common shares and 1 million Preferred shares with 1:1 conversion, and 30:1 voting rights.

On June 28th, 2022, as part of restructuring plan in an effort to reorganize the company assets, the Company came to the conclusion that the Company’s expectations regarding infusion of available financing had not materialized, to the direct harm of Community Redevelopment Inc., and that further attempted continuation of said Agreement was of no further value and in fact detrimental to the overall financial condition of the Company. As such, management made the decision to Rescind the September 21st 2021 Agreement placing these interests into our Company via Red Hills.

Note 10 – Commitments & Contingencies

On April 8th, 2021, the Company executed a Senior Secured Convertible Promissory Note, Securities Purchase Agreement and ancillary agreements (collectively, the “Agreements”) with Leonite Capital, LLC Per the terms of the Agreements with Leonite Capital, LLC, the Company may borrow up to $500,000; of which $500,000 was tendered, which is open with right of redemption for one year. Prior to the maturity date of the Note, the Company at its option, has the right to redeem in cash in part or in whole, the amounts outstanding. Should the Fund wish to convert this debt into equity, the conversion price shall be sixty-five percent of the lowest Intraday price during the previous 21 days. Pursuant to the Agreements, the Company has earmarked the net proceeds for immediate cash infusion for normative working capital purposes and capital expenditures. Leonite Capital. has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our Common Stock during any time. The foregoing is a summary description of certain terms of the Agreements. For a full description of all terms, please refer to the 8k filed with the SEC and accompanying exhibits thereto.

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

Note 11 – Related Party

As mentioned supra, our Company’s CEO Garfield Antonio is also the owner of Red Hills Capital Advisors LLC, a party to the September 20th, 2021 merger agreement, which was Rescinded on June 28th, 2022. There was neither expense or income from the non-controlling interests of the properties owned by Red Hills, hence these are not included in the consolidated income statement.

The company’s short-term loan with NextBank International of $1,000,000 listed on note 7 is secured by the CEO of the company Mr. Garfield Antonio as a personal guarantor, and the company has borrowed the full amount.

Note 12 – Subsequent Events

On July 7th, 2022, the company had a meeting of its full Board of Directors, at which time several of the past Board members formally resigned their corporate positions within CRDV to continue working with parallel entities within the Real Estate development arena. These include Charles Arnold, Stalin Cruz, Ronald Silver, and Kevin Humes who will focus their energies on non-affiliated businesses. At this meeting, the Board accepted their Resignations. Randy Avon was removed from his position as Independent Director.

At the same meeting, the Board appointed the following new members, Joseph Gibbons (current Board Member) has been elected as Chairman of the Board; Garfield Antonio (current Director and President) was appointed as CEO, Lara Fritts as Director and COO, and Richard Balles as Director and Head of Development, as noted in our 8K of July 12th, 2022. The Board further Ratified the restructuring plan of rescinding the Red Hills Agreement and to acquire several other properties presented to the Company in their place. This decision to rescind this transaction was made as part of a strategy to bring into the company several other valuable properties, the accounting basis of which can more efficiently and accurately be recorded. We have progressed through discussions and due diligence, and draft agreements for said properties are being negotiated and expected to be brought into the Company during the next quarter.

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

On September 20th, 2021, the Company executed a Merger Agreement with Red Hills Capital Advisors, LLC, by which the Company acquired a portfolio of membership interests in six commercial, retail, multifamily and mixed-use properties, in revitalized areas in the Washington, DC Metro area. As of June 28th, 2022, said Agreement was Rescinded, and the properties have been removed from the Company’s portfolio. This decision to rescind this transaction was made as part of a strategy to bring into the company several other valuable properties, the accounting basis of which can more efficiently and accurately be recorded. We have progressed through discussions and due diligence, and draft agreements for said properties are being negotiated and expected to be brought into the Company during the next quarter.

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

We anticipate acquiring several properties within Q3 and possibly expanding into other markets. Community Redevelopment Inc. is currently seeking additional opportunities in the Mid Atlantic, Southeast, and Gulf Coast states markets. Community Redevelopment's acquisition strategy is based on acquiring quality, well-positioned real estate in markets with robust growth and demographics, anchored by strong tenants. Our aim is to approach acquisition and development thoughtfully by developing and constructing high-quality, well-located projects at cost, for its stabilized portfolio or to sell with full market value-added for a profit. The Company also plans to partner with other developers to build or acquire fractional or membership interests in economically viable projects. Community Redevelopment’s business model creates a tremendous advantage in the marketplace while providing long-term value. Our ability to acquire and develop single and multi-family rental properties that can either be held by us or sold to regional and national companies, further strengthens our market standing. We believe our strategy of working with federal, state, and local governments, as well as community leaders and other developers in our principal geographic areas and our targeted areas for expansion, will provide us with a diverse product portfolio and an opportunity to increase our overall market share and value

Community Redevelopment, Inc. is not an opportunity zone fund or a real estate investment trust. Community Redevelopment, Inc. is a real estate developer offering potential investors an opportunity to participate in the process of investing in real estate projects that could improve the quality of life for residents of low-income neighborhoods, via a publicly traded company. The Company intends to work with other real estate developers, as well as local and state government agencies to complete its projects in these communities.

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

The Company is not a “shell company,” since its filing of its Form 10 with the SEC on January 19, 2021. The Company has formal operations, emplaced Board, and actively pursuing several current projects, despite having no significant cash on hand since the change in control of July 6th, 2020. As of June 30, 2022, the Company had $ 271,455 in cash. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

Some of our officers are engaged in outside business activities, and as such will be dividing their time amongst these entities and anticipate that they will devote less than full time to our business until the successful project has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise their fiduciary duties as an officer and/or director of the Company and believes that they will be able to devote the time required to consummate a new project transaction as necessary. We expect no significant changes in the number of our employees other than such changes, if any, incident to a new project. We are, however, strengthening our corporate structure, and on July 7th, 2022, the Board appointed the following new members, Joseph Gibbons (current Board Member) has been elected as Chairman of the Board; Garfield Antonio (current Director and President) was appointed as CEO, Lara Fritts as Director and COO, and Richard Balles as Director and Head of Development, as noted in our 8K of July 12th, 2022.

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

Our unaudited condensed financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has accumulated loss of $58,193,869 as of June 30, 2022. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. There is no assurance that our operations will be profitable. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity. Our future growth is dependent upon achieving further development projects and execution of development projects, engaging other company related opportunities, management of operating expenses, and the ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Stockholders’ Equity

Since its inception on August 16, 2010, the Company had accumulated deficit of $58,193,869 as of six months ended June 30, 2022.

The aggregated loss is related to the capital invested in advances real estate membership interest. See note 5.

Authorized Shares

Common Stock

The Company is authorized to issue up to 500,000,000 shares of common stock, par value $0.001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights. As of June 30, 2022, 44,161,538 shares of common stock were issued and outstanding.

Preferred shares

The Company Authorizes and hereby creates 5,000,000 (Five Million) shares of preferred stock, with conversion rights of 1:1 (one to one), but with 30:1 voting rights. As of June 30, 2022, 1,000,000 shares of preferred stock issued for acquisition of Red Hills will be returned to treasury.

Commitments and Contingencies

On April 8th, 2021, the Company executed a Senior Secured Convertible Promissory Note, Securities Purchase Agreement, and ancillary agreements (collectively, the “Agreements”) with Leonite Capital, LLC Per the terms of the Agreements with Leonite Capital, LLC, the Company may borrow up to $500,000; of which $500,000 was tendered, which is open with right of redemption for one year. Prior to the maturity date of the Note, the Company at its option, has the right to redeem in cash in part or in whole, the amounts outstanding. Should the Fund wish to convert this debt into equity, the conversion price shall be sixty-five percent of the lowest Intraday price during the previous 21 days. Pursuant to the Agreements, the Company has earmarked the net proceeds for an immediate cash infusion for normative working capital purposes and capital expenditures. Leonite Capital. has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our Common Stock during any time. The foregoing is a summary description of certain terms of the Agreements. For a full description of all terms, please refer to the full content of the Promissory Note itself.

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

The Private Note has a 7.5% fixed rate that matures on November 30, 2022. As of June 30, 2022, the company has withdrawn the full amount net of the loan less the loan fees.

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

Results of Operations

For the Three months Ended June 30, 2022, and 2021

Revenues

The Company has no revenues for the three months period ended June 30,2022 and June 30, 2021.

Operating Expenses

For the three months ended June 30, 2022, our total operating expenses were $ 422,560 compared to $ 85,116 for the three months ended June 30, 2021, resulting in an increase of $ 337,444. The increase is attributable to a total increase of $337,444 in general administration expenses.

Net Operating loss

Net Operating loss was $422,560 compared to net Operating loss of $85,116 for the three months ended June 30, 2022, and June 30, 2021, for the reasons explained above.

Other Income

Other Income/(Expense) increased to $(187,514) for the period ended June 30, 2022, and $ (37,408) for the period ended June 30, 2021. The increase was directly related to the swings in derivative fair values of $ 56,315 and interest expense of $131,199 when compared to and interest expense of $37,408 for the period ended June 30, 2021.

Net loss from Continuing Operations

Net loss from Continuing Operations was $610,074 compared to a net loss of $122,524 for the three months ended June 30, 2022, and June 30, 2021 respectively. The increase is attributable to a total increase of $ 337,444 in general administration expenses and $ 150,106 in interest expense and swings in derivative fair values.

Net loss from discontinuing Operations

Net loss from discontinuing Operations was $ 8,158,739 compared to a net loss of $ 0 for the three months ended June 30, 2022, and June 30, 2021 respectively. The increase is attributable to discontinuing operations related to Investments in Real Estate Membership Interests.

For the Six months Ended June 30, 2022, and 2021

Revenues

The Company has no revenues for the six months period ended June 30,2022 and June 30, 2021.

Operating Expenses

For the six months ended June 30, 2022, our total operating expenses were $ 721,209 compared to $ 4,608,886 for the six months ended June 30, 2021, resulting in a decrease of $ 3,887,677. The decrease is attributable to a total decrease of $ 3,887,677 in general administration expenses.

Net Operating loss

Net Operating loss was $ 721,209 compared to net Operating loss of $4,608,886 for the six months ended June 30, 2022, and June 30, 2021, for the reasons explained above.

Other Income

Other Income/(Expense) decreased to $ 37,241 for the period ended June 30, 2022, and $ 37,408 for the period ended June 30, 2021. The increase was directly related to the swings in derivative fair values $ 308422. This was offset by an increase in interest expense of $ 308,255 when compared to the period ended June 30, 2021.

Net loss from Continuing Operations

Net loss was $ 758,450 compared to a net loss of $ 4,646,294 for the six months ended June 30, 2022, and June 30, 2021 respectively. The decrease is attributable to a total decrease of $ 3,887,677 in general administration expenses and $ 167 in interest expense and swings in derivative fair values.

Net loss from discontinuing Operations

Net loss from discontinuing Operations was $ 8,158,739 compared to a net loss of $ 0 for the six months ended June 30, 2022, and June 30, 2021 respectively. The increase is attributable to discontinuing operations related to Investments in Real Estate Membership Interests.

Liquidity and Capital Resources

Overview

The Company’s cash and cash equivalents balance were $ 271,455 as of June 30, 2022.

Net cash used in the Company’s operating activities during the six months ended June 30, 2022, was $ 813,031 as compared to net cash used in the operating activities of $ 156,098 during the corresponding period ended June 30, 2021. The change was primarily due to increase in net loss, general administration expenses and increased prepaid expenses of $84,333, changes in fair value of derivative liabilities $ 27,620, an increase in accrued expenses of $1,695, an increase in accounts payable of $ 5,847 and an increase of $ 5,834 in the interest payable and loss from discontinued operations $ 8,158,739 between the two periods.

Net cash used in investing activities for the quarter ended June 30, 2022, and 2021 was $0 and $0, respectively.

Net cash used in financing activities for the quarter ended June 30, 2022, and 2021 was $0 and $ 239,737, respectively.

Since its inception on August 16, 2010, the Company had a cumulative deficit of $ 58,193,870 and we have a working capital deficit of $ 1,767,690 as of June 30, 2022. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and the ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from contributions of our majority shareholder and by raising equity and convertible loans.

As of June 30, 2022, our cash balance was $ 271,455 we believe we will require a minimum of $1,500,000 in working capital over the next 12 months to grow the company as currently planned, covering our operating costs and maintaining our regulatory reporting and filings. Should our revenues not materialize as expected, or if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses; we may need funds in excess of that currently planned.

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

Lease

On January 2, 2020, the Company adopted FASB ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not records assets/liabilities for short term leases as of June 30, 2022.

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

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. The Company recognized revenue from providing temporary and permanent staffing solutions and the sale of consumer products. Service revenues are recognized as the services are performed in proportion to the transfer of control to the customer and real estate revenues are recognized at the time of sale when consideration has been exchanged and title has been conveyed to the buyer. At this time, we have not identified specific planned revenue streams. During the period from August 16, 2010 (Inception) to June 30, 2022, we did not recognize any revenue.

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

Stock-based Compensation

Stock-based compensation cost to employees is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award). Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The company has no stock-based compensation plan established as of June 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of June 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of June 30, 2022 conducted as part of our preparation of the quarterly unaudited condensed financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

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

As a result of the management evaluation of company internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2022, the Company’s internal control over financial reporting was not based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six months ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Recent Sale of Unregistered Securities

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

______________________

*	Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 29, 2022	By:	/s/ Garfield Antonio
Garfield Antonio Director, Chief Executive Officer
COMMUNITY REDEVELOPMENT INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Dated: August 29, 2022	By:	/s/ Garfield Antonio
Garfield Antonio Director, Chief Executive Officer
COMMUNITY REDEVELOPMENT INC.

