Form 10-Q
period 2022-09-30
Community Redevelopment Inc.
filed 2022-12-16
CIK 1084551

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-208814

COMMUNITY REDEVELOPMENT INC.

(Exact name of registrant as specified in its charter)

Oklahoma	85-2629422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1910 Towne Centre Blvd #250 Annapolis, Maryland	21401
(Address of principal executive offices)	(Zip Code)

410 224-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes ☐   No ☒

As of December 5th, 2022, the registrant had 73,038,571 shares of its Common Stock, $0.001 par value, outstanding.

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

3

PART I. Financial Information

Item 1. Consolidated Financial Statements

COMMUNITY REDEVELOPMENT INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2022

Community Redevelopment Inc.

Balance Sheet

	As of 09/30/2022	As of 12/31/2021
Assets
Current Assets:
Cash	$158,220	$1,084,486
Restricted cash	160,504	–
Other current assets	146,033	–
Total current assets	464,757	1,084,486
Real Estate held for Investment	6,125,000	–
Investments in Associates	20,695	18,471,239
Total assets	$6,610,451	$19,555,725

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$76,737	$74,098
Credit card payable	9,610	–
Accrued expenses	10,102	5,000
Interest payable	38,366	30,092
Notes payable	170,000	–
Convertible notes payable, net of discount	555,556	102,412
Derivatives on convertible note	733,731	942,458
Short Term Loan	928,965	1,000,000
Mortgages, net	2,552,209
Total current liabilities	5,075,277	2,154,060

Long term liabilities	0	0
Mortgages, net	2,767,873	–
Total Long term liabilities	2,767,873	–
Total liabilities	7,843,150	2,154,060

Stockholders' equity
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 0 shares and 1,000,000 shares issued and outstanding at September 30, 2022 and December 31, 2021 respectively.	–	1,000
Common stock: $0.001 par value; 500,000,000 shares authorized and 28,164,538 shares and 44,077,038 shares issued and outstanding at September 30, 2022 and December 31, 2021 respectively.	28,165	44,077
Additional paid in capital	57,053,825	66,633,268
Shares committed to be issued	1,033,854	–
Accumulated deficit	(59,348,543)	(49,276,680)
Total shareholders' equity	(1,232,699)	17,401,665
Total liabilities and Stockholders' equity	$6,610,451	$19,555,725

The accompanying notes are an integral part of these consolidated financial statements.

Community Redevelopment Inc.

Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September, 30,		September, 30,
	2022	2021	2022	2021

Revenue	$10,645	$–	$10,645	$–

Cost of Services	(9,450)	–	(9,450)	–

Gross Profit	1,195	–	1,195	–

Operating expenses:
General and administrative	850,421	98,308	1,571,631	4,712,194
Total Operating Expenses	850,421	98,308	1,571,631	4,712,194

Loss from Operations	(849,226)	(98,308)	(1,570,436)	(4,712,194)
Other income (expense):
Interest income	89	–	89	–
Interest expense	(206,171)	(34,722)	(551,833)	(67,130)
Other income	329	–	329	–
Change in the fair value of derivative	(99,695)	–	208,727	–
Total other income	(305,447)	(34,722)	(342,688)	(67,130)

Loss from Continuing Operations	(1,154,674)	(133,030)	(1,913,124)	(4,779,324)

Loss from Discontinued Operations	–	–	(8,158,739)	–

Net Loss	$(1,154,674)	$(133,030)	$(10,071,862)	$(4,779,324)

Net (loss) per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.01)	$(0.25)	$(0.23)

Weighted average shares outstanding, basic and diluted	39,891,755	20,375,119	39,891,755	20,375,119

The accompanying notes are an integral part of these consolidated financial statements.

Community Redevelopment Inc

Statement of Stockholders' Equity (Deficit)

Unaudited

	Preferred Stock		Common Stock		Common Stock		Additional		Total
					Shares		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Committed	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	–	$–	125,048,768	$125,048	1,000,000	$1,000	$–	$(904,056)	$(778,008)

Issuance of Common Stock for Services	–	–	2,247,614,341	2,247,615	(1,000,000)	(1,000)	7,310,502	–	9,557,117

Reverse Split (100:1) adjustment	–	–	(2,471,287,171)	(2,471,287)	–	–	2,471,287	–	–

Issuance of Common Stock for Debt	–	–	124,951,100	124,951	–	–	620,229	–	745,180
									–
Issuance of Common Stock - Under the Merger Agreement	–	–	17,750,000	17,750	–	–	53,232,250	–	53,250,000
									–
Issuance of Preferred Stock - Under the Merger Agreement	1,000,000	1,000	–	–	–	–	2,999,000	–	3,000,000
									–
Net Loss	–	–	–	–	–	–	–	(48,372,624)	(48,372,624)

Balance, December 31, 2021	1,000,000	1,000	44,077,038	44,077	–	–	66,633,268	(49,276,680)	17,401,665

Shares issued for services	–	–	1,837,500	1,838	–	–	714,307	–	716,145

Shares Cancelled	(1,000,000)	(1,000)	(17,750,000)	(17,750)	–	–	(10,293,750)	–	(10,312,500)

Shares Committed to issue	–	–	–	–	17,467,689	1,033,854	–	–	1,033,854

Net Loss	–	–	–	–	–	–	–	(10,071,862)	(10,071,862)

Balance, September 30, 2022	–	$–	28,164,538	$28,165	17,467,689	$1,033,854	$57,053,825	$(59,348,542)	$(1,232,699)

The accompanying notes are an integral part of these consolidated financial statements.

Community Redevelopment Inc.

Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended 09/30/2022	For the Nine months Ended 09/30/2021
Cash flow from Operating Activities
Net loss	$(10,071,862)	$(4,779,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	8,158,739	–
Shares Issued for services	716,145	4,472,500
Gain(Loss) on derivative liabilities	244,417	–
Change In:
Increase in Prepaid Expenses	(41,229)	–
Increase in Accounts payable	12,245	3,001
Increase in Interest payable	8,274	–
Increase in Other Receivables	(34,209)	–
Increase in Interest Receivable	(89)	–
Decrease in Accrued expenses	(3,500)	3,195
Net cash used in operating activities	(1,011,070)	(300,628)

Cash flow from Investing Activities
Increase in short Term Investments	(85,196)	–
Net cash used in investing activities	(85,196)	–

Cash flow from Financing Activities
Increase/(Decrease) in Shareholder's loan	–	(38,041)
Proceeds from Loan	170,000	555,556
Net cash received in financing activities	170,000	517,515

Net increase (decrease) in cash and cash equivalents	(926,266)	216,887

Cash and Cash Equivalents at beginning of period	1,084,486	8,518

Cash and Cash Equivalents at end of period	$158,220	$225,405

Supplemental disclosure of cash flow information:
Supplemental disclosure of cash and non-cash financing activities

Share cancelled in the reversal of Investments in Real Estate Membership Interest in exchange of Stock	$10,312,500	$–
Share committed to be issued towards Investments in Real Estate Membership Interest in exchange of Stock	$3,264,035	–
Shares issued for Services	$716,145	$4,491,750
Shares issued to settle notes payable	$–	$745,180
Cash paid for interest	$54,582	$–

The accompanying notes are an integral part of these consolidated financial statements.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. The Company and its subsidiaries maintain cash accounts at several financial institutions in the United States of America. The balances held in these accounts do not exceed the federally insured amounts of $250,000 per institution. Management believes that the credit risk related to these deposits is minimal.

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

Changes in fair value of equity method investments are recorded in realized and unrealized gains (losses) in the consolidated statements of operations.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

September 30, 2022	Total	Level 1	Level 2	Level 3

Derivative liabilities	$733,731	$–	$–	$733,731

December 31, 2021	Total	Level 1	Level 2	Level 3

Derivative liabilities	$942,458	$–	$–	$942,458

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

	September 30, 2022	September 30, 2021
Numerator:
Net loss	$(10,071,862)	$(4,779,324)
Denominator:
Weighted average common shares outstanding—basic	39,891,755	20,375,119
Dilutive common stock equivalents
Weighted average common shares outstanding—diluted	39,891,755	20,375,119
Net loss per share:
Basic	$(0.25)	$(0.23)
Diluted	$(0.25)	$(0.23)

Realized and Unrealized Gains (Losses)

Realized gains (losses) occur when the Company redeems all or a portion of its investment or when the Company receives cash income, such as dividends or distributions. Unrealized appreciation (depreciation) results from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized appreciation (depreciation) at the time an investment is realized. Realized and unrealized gains (losses) are presented together as realized and unrealized gains (losses) in the consolidated statements of operations.

Acquisitions: Purchase Price Allocation

Our acquisitions generally consist of land, land improvements, buildings, building improvements, furniture, fixtures and equipment, inventory, and assumed debt. We allocate the purchase price among the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. We estimate the fair values of the assets acquired and the liabilities assumed by using a combination of the market, cost and income approaches. We determine the fair value by using market data and independent appraisals available to us and making numerous estimates and assumptions, such as estimates of future income growth, replacement cost per unit, value per acre or buildable square foot, capitalization rates, discount rates, borrowing rates, market rental rates, capital expenditures and cash flow projections at the respective properties. The determination of fair value is subjective and is based in part on assumptions and estimates that could differ materially from actual results in future periods.

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

Note 3 - Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated loss of $ 59,348,543 as of September 30, 2022. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

During the three months ending September 30 , 2022, 17,500,000 common shares as well as 1,000,000 preferred were returned to Treasury by our Director Garfield Antonio related to the Recession of the Red Hills Agreement in June.

 During the three months ending September 30, 2022, 28,164,538 shares of common and 0 shares of preferred were issued and outstanding.

Note 5 - Investments in Advances to Real Estate Ventures – Discontinued Operations

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

During six months period ended June 30, 2022, no expenses were incurred towards the development of these properties. On June 28th, 2022, as part of restructuring plan in an effort to reorient the company assets, the Company came to the conclusion that the Company’s expectations regarding infusion of available financing had not materialized, to the harm of Community Redevelopment Inc., and that further attempted continuation of said Agreement was of no value and in fact detrimental to the overall financial condition of the Company. As such, management made the decision to Rescind the September 21st, 2021 Agreement with Red Hills placing these interests into our Company.

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

Note 6 - Notes Payable

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

On September 13, 2022, Leonite Capital LLC informed the Company that it was in technical default of the Note, and that the full amount due was now being called. The two parties are working towards resolution of this issue to date.

Convertible notes payable, consist of the following at September 30, 2022:

	09/30/22	12/31/21
Note payable to an unrelated party, matured April 08, 2022, with interest at 10%, convertible into common shares of the Company	$277,778	$277,778

Note payable to an unrelated party, matured September 20, 2022, with interest at 10%, convertible into common shares of the Company	277,778	277,778

Less discount	(0)	(453,144)
Total	$555,556	$102,412

Note 7: Short Term Loan

On November 30th, 2021, the Company executed a short-term loan of $1,000,000 Secured Note, by 1,500,000 million shares of CRDV stock (reserved in bank’s name, subject to loan and stock pledge agreement with NextBank International, Inc, and secured by the then president of the company Mr. Garfield Antonio, as a personal guarantor.

Per the terms of the Agreements with NextBank International, Inc, the Company may borrow up to $1,000,000; which is open with the right of redemption for one year against the collateral of 1,500,000 shares of CRDV stock.

The Private Note has a 7.5% fixed rate that matures on November 30, 2022. As of September 30, 2022, the company has withdrawn the full amount net of the loan less the loan fees.

On September 30th, 2022 NextBank International, Inc, has entered into an agreement whereby it will convert the outstanding balance for shares at a strike price of $0.05, not to exceed 4.9% of the then issued and outstanding shares of the Company. As of September 30, 2022, 1,420,700 shares have been committed to be converted in exchange for $71,035 of the outstanding balance.

Note 8: Derivative Financial Instruments

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

On June 28th, 2022, as part of restructuring plan in an effort to reorganize the company assets, the Company came to the conclusion that the Company’s expectations regarding infusion of available financing had not materialized, to the direct harm of Community Redevelopment Inc., and that further attempted continuation of said Agreement was of no further value and in fact detrimental to the overall financial condition of the Company. As such, management made the decision to Rescind the September 21st, 2021 Agreement placing these interests into our Company via Red Hills.

On March 31st, 2022 “REDROCK REAL ESTATE INVESTMENT SERVICES”, a Florida limited liability company was incorporated in which Community Redevelopment Inc is the only Member of the Company and owns the 100% ownership interests. The objective of the LLC is to be a real estate brokerage firm and engage in, and carry on, any and all lawful acts and activities.

On September 30th, 2022, the Company, through one of its subsidiaries, acquired 100% interest in “1000 18th St, NE 2020, LLC.” The purchase price for this acquisition was $379,691, which was exchanged for 6,328,181 shares. The property held within the acquired LLC is a 10-unit multifamily residence currently under development. We accounted for the acquisition as an asset acquisition. We measured the value of the acquired physical assets (restricted cash, prepaid insurance, land, and building) and the liabilities assumed (Mortgages, net) by allocating the total cost of the acquisition on a relative fair value basis.

On September 30th, 2022, the Company, through one of its subsidiaries, acquired 100% interest in “1320 8th St Fund LLC.” The purchase price for this acquisition was $583,128, which was exchanged for 9,718,808 shares. The property held within the acquired LLC is a 10-unit multifamily residence currently under development. We accounted for the acquisition as an asset acquisition. We measured the value of the acquired physical assets (restricted cash, prepaid insurance, land, and building) and the liabilities assumed (Mortgages, net) by allocating the total cost of the acquisition on a relative fair value basis.

We have recorded the 2022 acquisitions as follows:

September 30, 2022
Restricted Cash	$160,503
Prepaids	6,000
Land	4,514,000
Building	1,611,000
Deferred financing costs, net	278,168
Total acquisition cost	6,569,671
Accrued expenses	(8,602)
Outstanding balance on assumed mortgages	(5,598,250)
Total carrying amounts recorded	$962,819

The company continues to review and may adjust the purchase price allocations during the one-year window.

Note 10 – Commitments & Contingencies

On April 8th, 2021, the Company executed a Senior Secured Convertible Promissory Note, Securities Purchase Agreement and ancillary agreements (collectively, the “Agreements”) with Leonite Capital, LLC Per the terms of the Agreements with Leonite Capital, LLC, the Company may borrow up to $500,000; of which $500,000 was tendered, which is open with right of redemption for one year. Prior to the maturity date of the Note, the Company at its option, has the right to redeem in cash in part or in whole, the amounts outstanding. Should the Fund wish to convert this debt into equity, the conversion price shall be sixty-five percent of the lowest Intraday price during the previous 21 days. Pursuant to the Agreements, the Company has earmarked the net proceeds for immediate cash infusion for normative working capital purposes and capital expenditures. Leonite Capital. has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our Common Stock during any time. The foregoing is a summary description of certain terms of the Agreements. For a full description of all terms, please refer to the 8k filed with the SEC and accompanying exhibits thereto. As of September 13th, 2022, the Company has been deemed to be in default of said Note, and the parties are actively negotiating a work-out.

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

Note 11 - Related Party

Mr. Garfield Antonio is the owner of Red Hills Capital Advisors LLC, a party to the September 20th, 2021, merger agreement, which was Rescinded on June 28th, 2022.

The company’s short-term loan with NextBank International of $1,000,000 listed on note 7 is secured by the then CEO of the company Mr. Garfield Antonio as a personal guarantor, and the company has borrowed the full amount.

Mr. Richard Balles president of the company is also holding a position as the Vice President in NextBank International.

Note 12 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers.

On September 30th, 2022, the following events occurred within the Company.

Mr. Garfield Antonio, former CEO and President has resigned as CEO as well as from President’s role. Ms. Lara Fritts has been appointed to the CEO position. And Mr. Richard Balles, current Director has been appointed as President of the Company. The Board of Directors of the Company appointed Mr. Michael Zink as a Director, and he is also working as a finance consultant.

Note 13 – Subsequent Events

The Company has evaluated subsequent events through December 5th, 2022, the date on which these financial statements were issued, and has determined there are no material subsequent events to disclose.

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

Implications of Being an Emerging Growth Company

We are an Emerging Growth Company as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, or the Securities Act. We will continue to be an emerging growth company until: (i) the last day of our fiscal year during which we had total annual gross revenues of at least $1.07 billion; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior September 30.

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

We anticipate acquiring several properties within Q4 and possibly expanding into other markets. Community Redevelopment Inc. is currently seeking additional opportunities in the Mid Atlantic, Southeast, and Gulf Coast states markets. Community Redevelopment's acquisition strategy is based on acquiring quality, well-positioned real estate in markets with robust growth and demographics, anchored by strong tenants. Our aim is to approach acquisition and development thoughtfully by developing and constructing high-quality, well-located projects at cost, for its stabilized portfolio or to sell with full market value-added for a profit. The Company also plans to partner with other developers to build or acquire fractional or membership interests in economically viable projects. Community Redevelopment’s business model creates a tremendous advantage in the marketplace while providing long-term value. Our ability to acquire and develop single and multi-family rental properties that can either be held by us or sold to regional and national companies, further strengthens our market standing. We believe our strategy of working with federal, state, and local governments, as well as community leaders and other developers in our principal geographic areas and our targeted areas for expansion, will provide us with a diverse product portfolio and an opportunity to increase our overall market share and value

Community Redevelopment, Inc. is not an opportunity zone fund or a real estate investment trust. Community Redevelopment, Inc. is a real estate developer offering potential investors an opportunity to participate in the process of investing in real estate projects that could improve the quality of life for residents of low-income neighborhoods, via a publicly traded company. The Company intends to work with other real estate developers, as well as local and state government agencies to complete its projects in these communities.

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

The Company is not a “shell company,” since its filing of its Form 10 with the SEC on September 19, 2021. As of September 30, 2022, the Company had $158,220 in cash and cash equivalents. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

Our limited funds will likely make it difficult to conduct a complete and exhaustive investigation and analysis of a target project at this early stage without bringing on strategic local partners, which is part of our business plan, see infra. As a general rule, it normally requires approximately 3-6 months to carry out due diligence and meeting with local and state officials, and approximately 9-12 months to follow through to completion. The estimated costs for this period and need are anywhere from approximately $1,500,000 to $2,500,000.

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

We are, however, strengthening our corporate structure, and on July 7th, 2022, the Board appointed the following new members, Joseph Gibbons has been elected as Chairman of the Board; Garfield Antonio, Director and President was appointed as CEO, Lara Fritts as Director and COO, and Richard Balles as Director and Head of Development, as noted in our 8K of July 12th, 2022.

On September 30th, 2022, the Board of Directors of the Company appointed Mr. Michael Zink who is our interim CFO, as a Director, joining the current Board of Directors. Additionally, Mr. Garfield Antonio, our former CEO has stepped down from his CEO as well as President’s role. Our current COO Ms. Lara Fritts has been appointed to the CEO position, and Richard Balles, current Director has been appointed as President of the Company as noted on our 8K of November 2nd, 2022.

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

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. There is no assurance that our operations will be profitable. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity. Our future growth is dependent upon achieving further development projects and execution of development projects, engaging other company related opportunities, management of operating expenses, and the ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Stockholders’ Equity

Since its inception on August 16, 2010, the Company had accumulated deficit of $59,348,543 as of nine months ended September 30, 2022.

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

During the three months ending September 30 ,2022, 17,500,000 common shares as well as 1,000,000 preferred were returned to Treasury by our Director Garfield Antonio related to the Recession of the Red Hills Agreement in June.

As of September 30, 2022, 28,164,538 shares of common stock were issued and outstanding.

Preferred shares

The Company Authorizes and hereby creates 5,000,000 (Five Million) shares of preferred stock, with conversion rights of 1:1 (one to one), but with 30:1 voting rights. As of September 30, 2022, 0 shares of preferred stock issued and outstanding.

Commitments and Contingencies

On April 8th, 2021, the Company executed a Senior Secured Convertible Promissory Note, Securities Purchase Agreement, and ancillary agreements (collectively, the “Agreements”) with Leonite Capital, LLC Per the terms of the Agreements with Leonite Capital, LLC, the Company may borrow up to $500,000; of which $500,000 was tendered, which is open with right of redemption for one year. Prior to the maturity date of the Note, the Company at its option, has the right to redeem in cash in part or in whole, the amounts outstanding. Should the Fund wish to convert this debt into equity, the conversion price shall be sixty-five percent of the lowest Intraday price during the previous 21 days. Pursuant to the Agreements, the Company has earmarked the net proceeds for an immediate cash infusion for normative working capital purposes and capital expenditures. Leonite Capital. has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our Common Stock during any time. The foregoing is a summary description of certain terms of the Agreements. For a full description of all terms, please refer to the full content of the Promissory Note itself. On September 13, 2022, Leonite Capital LLC informed the Company that it was in technical default of the Note, and that the full amount due was now being called. The two parties are working towards resolution of this issue to date.

On November 30th, 2021, the Company executed a short-term loan of $1,000,000 Secured Note, by 1,500,000 million shares of CRDV stock (reserved in bank’s name, subject to loan and stock pledge agreement with NextBank International, Inc,) and secured by the then president of the company, as a personal guarantor. Per the terms of the Agreements with NextBank International, Inc, the Company may borrow up to $1,000,000; which is open with the right of redemption for one year against the collateral of 1,500,000 shares of CRDV stock and the then President of the company Mr. Garfield Antonio personal guarantor.

The Private Note has a 7.5% fixed rate that matures on November 30, 2022. As of September 30, 2022, the company has withdrawn the full amount net of the loan less the loan fees.

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

Results of Operations

For the Three months Ended September 30, 2022, and 2021

Revenues

The Company has earned $10,645 in revenue from real estate brokerage services for the three months ended September 30, 2022.

Operating Expenses

For the three months ended September 30, 2022, our total operating expenses were $ 850,421 compared to $ 98,308 for the three months ended September 30, 2021, resulting in an increase of $ 752,113. The increase is attributable to a total increase of $752,113 in general administration expenses.

Net Operating loss

Net Operating loss was $849,226 compared to net Operating loss of $98,308 for the three months ended September 30, 2022, and September 30, 2021, for the reasons explained above.

Other Income

Other Income/(Expense) increased to $(305,447) for the period ended September 30, 2022, and $ (34,772) for the period ended September 30, 2021. The increase was directly related to the swings in derivative fair values of $ 99,695, interest and other income $418 and interest expense of $206,171 when compared to and interest expense of $34,772 for the period ended September 30, 2021.

Net loss from Continuing Operations

Net loss from Continuing Operations was $1,154,674 compared to a net loss of $133,030 for the three months ended September 30, 2022, and September 30, 2021, respectively. The increase is attributable to a total increase of $752,113 in general administration expenses. and $ 206,171 in interest expense and $ 99,695 due to swings in derivative fair values.

For the Nine months Ended September 30, 2022, and 2021

Revenues

The Company has earned $10,645 in revenue from real estate brokerage services for the nine months ended September 30, 2022.

The Company has no revenues for the nine months period ended September 30, 2021.

Operating Expenses

For the nine months ended September 30, 2022, our total operating expenses were $1,571,631 compared to $4,712,194 for the nine months ended September 30, 2021, resulting in a decrease of $3,140,563. The decrease is attributable to a total decrease of $3,140,563 in general administration expenses.

Net Operating loss

Net Operating loss was $1,570,436 compared to net Operating loss of $4,712,194 for the nine months ended September 30, 2022, and September 30, 2021, for the reasons explained above.

Other Income

Other Income/(Expense) increased to $(342,688) for the period ended September 30, 2022, and $(67,130) for the period ended September 30, 2021. The increase was directly related to the swings in derivative fair values $208,727 and increase in interest and other income $418. This was offset by an increase in interest expense of $ 551,833 when compared to the period ended September 30, 2021.

Net loss from Continuing Operations

Net loss was $1,913,124 compared to a net loss of $4,779,324 for the nine months ended September 30, 2022, and September 30, 2021, respectively. The decrease is attributable to a total decrease of $3,140,563 in general administration expenses and $342,688 in interest expense and swings in derivative fair values.

Net loss from discontinuing Operations

Net loss from discontinuing Operations was $8,158,739 compared to a net loss of $0 for the nine months ended September 30, 2022, and September 30, 2021 respectively. The increase is attributable to discontinuing operations related to Investments in Real Estate Membership Interests.

Liquidity and Capital Resources

Overview

The Company’s cash and cash equivalents balance were $158,220 as of September 30, 2022.

Net cash used in the Company’s operating activities during the nine months ended September 30, 2022, was $1,011,070 as compared to net cash used in the operating activities of $300,628 during the corresponding period ended September 30, 2021. The change was primarily due to increase in net loss, general administration expenses and increased prepaid expenses of $41,229, changes in fair value of derivative liabilities $244,417, a decrease in accrued expenses of $3,500, an increase in accounts payable of $12,244 and an increase of $8,274 in the interest payable and loss from discontinued operations $ 8,158,739 and decrease in shares issued for services $ 3,756,355 between the two periods.

Net cash used in investing activities for the quarter ended September 30, 2022, and 2021 was $85,196 and $0, respectively.

Net cash used in financing activities for the quarter ended September 30, 2022, and 2021 was $170,000 and $517,515, respectively.

Since its inception on August 16, 2010, the Company had a cumulative deficit of $59,348,543 and we have a working capital deficit of $2,042,197 as of September 30, 2022. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and the ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from contributions of our majority shareholder and by raising equity and convertible loans.

As of September 30, 2022, our cash balance was $158,220 we believe we will require a minimum of $2,500,000 in working capital over the next 12 months to grow the company as currently planned, covering our operating costs, and maintaining our regulatory reporting and filings. Should our revenues not materialize as expected, or if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses; we may need funds in excess of that currently planned.

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

Lease

On January 2, 2020, the Company adopted FASB ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not records assets/liabilities for short term leases as of September 30, 2022.

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

Stock-based Compensation

Stock-based compensation cost to employees is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award). Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The company has no stock-based compensation plan established as of September 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of September 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of September 30, 2022 conducted as part of our preparation of the quarterly unaudited consolidated financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and fair presentation of the unaudited consolidated financial statements included in this quarterly report. The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect management’s judgment and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that pertain to our ability to record, process, summarize and report reliable data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to unaudited consolidated financial statements presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim unaudited consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are described below.

Procedures for Control Evaluation. Management has not established with appropriate rigor the procedures for evaluating internal controls over financial reporting. Due to limited resources and lack of segregation of duties, documentation of the limited control structure has not been accomplished.

Insufficient Documentation of Review Procedures We employ policies and procedures for reconciliation of the unaudited consolidated financial statements and note disclosures.

Insufficient Information Technology Procedures. Management has not established methodical and consistent data back-up procedures to ensure loss of data will not occur.

As a result of the management evaluation of company internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2022, the Company’s internal control over financial reporting was not based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Recent Sale of Unregistered Securities

None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 16, 2022	By:	/s/ Lara Fritts
Lara Fritts Director, Chief Executive Officer
COMMUNITY REDEVELOPMENT INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Dated: December 16, 2022	By:	/s/ Lara Fritts
Lara Fritts Director, Chief Executive Officer
COMMUNITY REDEVELOPMENT INC.

