Form 10-K/A
period 2021-12-31
Community Redevelopment Inc.
filed 2023-02-28
CIK 1084551

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

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

Note: This Amendment to our previously filed 10-K is filed to revise and remedy certain reporting omissions which were within our original 10-K, and does not alter or change the overall accuracy of that filing.

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

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KA contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws and is subject to the safe-harbor created by such Act and laws.  Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

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

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statement presentation and in accordance with Form 10-KA. Accordingly, they include all of the information and footnotes required in annual financial statements. In the opinion of management, the audited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

To The Board of Directors and Shareholders

Community Redevelopment, Inc.

20295 NE 29th Place #200

Aventura, FL 33180

Opinion on the financial statements

We audited the accompanying balance sheets of Community Redevelopment, Inc., (“the Company”) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

March 31, 2022

Community Redevelopment Inc.

Consolidated Balance Sheet

Audited

	For the Fiscal Year Ended
	December 31, 2021	December 31, 2020

Assets
Current Assets:
Cash	$1,084,486	$8,518
Total current assets	1,084,486	8,518
Investments in Real Estate Membership Interests	18,471,239	–
Total assets	$19,555,725	$8,518

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$74,098	$–
Accrued expenses	5,000	3,305
Convertible Notes Payable - Related parties	–	38,041
Convertible Notes Payable, net of discount	102,412	–
Derivative Convertible Note	942,458	–
Short Term Loan	1,000,000	–
Loan from Shareholders	–	745,180
Interest Payable	30,092	–
Total current liabilities	2,154,060	786,526
Total liabilities	2,154,060	786,526

Common stock: $0.001 par value; 500,000,000 shares and 150,000,000 shares authorized at December 31, 2021 and 2020, respectively. 44,077,038 shares and 1,250,488 shares issued and outstanding at December 31, 2021 and 2020, respectively	44,077	1,250
Shares committed to be issued	–	1,000
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 1,000,000 and 0 shares issued and outstanding at December 31, 2021 and Dec 31, 2020 respectively	1,000	–
Additional paid in capital	66,633,268	123,798
Accumulated deficit	(49,276,680)	(904,056)
Total shareholders' equity	17,401,665	(778,008)
Total liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit	$19,555,725	$8,518

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

See Accompanying Notes to Consolidated Financial Statements.

Community Redevelopment Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

Audited

	Preferred Stock		Common Stock		Common Stock		Additional		Total
					Shares		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Committed	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	–	$–	1,250,488	$1,250	–	–	$123,798	$(857,902)	$(732,854)

Shares Committed to be issued	–	–	–	–	1,000,000	$1,000	–	–	$1,000

Net Loss	–	–	–	–	–	–	–	(46,154)	(46,154)

Balance, December 31, 2020	–	$–	1,250,488	$1,250	1,000,000	$1,000	$123,798	$(904,056)	$(778,008)

Issuance of Common Stock for Services	–	–	23,827,039	23,827	(1,000,000)	(1,000)	9,534,290	–	9,557,117

Issuance of Common Stock for Debt	–	–	1,249,511	1,250	–	–	743,930	–	745,180
									–
Issuance of Common Stock - Under the Merger Agreement	–	–	17,750,000	17,750	–	–	53,232,250	–	53,250,000
									–
Issuance of Preferred Stock - Under the Merger Agreement	1,000,000	1,000	–	–	–	–	2,999,000	–	3,000,000
									–
Net Loss	–	–	–	–	–	–	–	(48,372,624)	(48,372,624)
Balance, December 31, 2021	1,000,000	$1,000	44,077,038	$44,077	–	$–	$66,633,268	$(49,276,680)	$17,401,665

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

Note 4 – Authorized Shares

On August 3rd, 2021, Finra gave final approval for the Company’s 100:1 reverse stock split, as noted in our 8-K filed that day. Accordingly, we have restated previous years stock details where applicable.

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

COMMUNITY REDEVELOPMENT INC.

Dated: February 27, 2023	By:	/s/ Richard Balles
Richard Balles
Chief Executive Officer

