Form 10-K
period 2022-12-31
Community Redevelopment Inc.
filed 2023-06-30
CIK 1084551

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________, to ______________.

Commission File Number 333-140645

COMMUNITY REDEVELOPMENT INC.

(Exact name of registrant as specified in its charter)

Oklahoma	85-2629422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1910 Towne Centre Blvd #250 Annapolis, MD	21401
(Address of principal executive offices)	(Zip Code)

(866) 692-6847

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2022 as reported on the OTC Markets Group, Inc., was $2,172,436.

As of June 29, 2023, there were 75,760,321 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

We were established to build upon community assets through thoughtful acquisition and development of undervalued real estate. Our experienced team has dedicated their careers to constructing high-quality mixed-use, multifamily residential, and commercial properties in one of the top metropolitan regions as well as have deep roots in the real estate acquisition and development. Our vision is to integrate our real estate development proprietary business model across multiple verticals in finance, technology, and real estate. This will provide long-term value to investors while staying true to our mission of enhancing communities.

ITEM 1A. RISK FACTORS

As a smaller reporting company this is not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain our executive offices in Bethesda, Maryland. This office belongs to our CEO Richard Balles and there is no charge for use to the Company.

ITEM 3. LEGAL PROCEEDINGS

On May 20th, 2023, our CEO was made aware of a lawsuit by an ex-employee of the Company. The Company resolutely rejects the monetary claim for monies owed and while willing to negotiate in good faith, shall defend itself against said lawsuit and is now seeking dismissal of the same.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTC Market Group under the symbol “CRDV”. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock.

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Signature Stock Transfer, 14673 Midway Rd #220, Addison, Texas 75001. On December 31st, 2022, the shareholders' list of our shares of common stock showed 148 registered holders of our shares of common stock and 73,390,321 shares of common stock issued and outstanding.

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

Our focus is to invest primarily in real estate, utilizing modern technology and finance opportunities for our respective properties. Our board of directors will at all times have oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure.

On September 20, 2021, the Company executed a Merger Agreement with Red Hills Capital Advisors, LLC, by which the Company has now acquired a portfolio of membership interests in six commercial, retail, multifamily and mixed-use properties, in revitalized areas in the Washington, DC Metro area. All the properties were both partially occupied and under continued development.

On June 28th, 2022, as part of restructuring plan in an effort to reorient the company assets, the Company came to the conclusion that the Company’s expectations regarding infusion of available financing had not materialized, to the harm of Community Redevelopment Inc., and that further attempted continuation of said Agreement with Red Hills Capital Advisors LLC was of no value and in fact detrimental to the overall financial condition of the Company. As such, management made the decision to Rescind the September 21st, 2021 Agreement with Red Hills placing these interests into our Company.

As such, by the Rescission Agreement removing Red Hills as part of the Company, the above-listed assets were removed from the company as part of this first phase of restructuring during this third Quarter of 2022. As it was a Rescission, all 18.5 million shares issued to Red Hills as consideration for these removed assets were returned to the Treasury of the Company, placing each side exactly as they were just prior to said Agreement.

On September 30th, 2022, the Company, through one of its subsidiaries, acquired 100% interest in “1000 18th St, NE 2020, LLC.”, the titled holder of the real property 1000 18th St NE, Washington, DC. The purchase price for this acquisition was $379,691, which was exchanged for 6,328,181 common shares of the Company. The property held within the acquired LLC is a 10-unit multifamily residence currently under development. We accounted for the acquisition as an asset acquisition. We measured the value of the acquired physical assets (restricted cash, prepaid insurance, land, and building) and the liabilities assumed (Mortgages, net) by allocating the total cost of the acquisition on a relative fair value basis.

On September 30th, 2022, the Company, through one of its subsidiaries, acquired 100% interest in “1320 8th St Fund LLC.”, the titled holder of the real property 1320 8th St NW, Washington, DC. The purchase price for this acquisition was $583,128, which was exchanged for 9,718,808 shares. The property held within the acquired LLC is a 10-unit multifamily residence currently under development. We accounted for the acquisition as an asset acquisition. We measured the value of the acquired physical assets (restricted cash, prepaid insurance, land, and building) and the liabilities assumed (Mortgages, net) by allocating the total cost of the acquisition on a relative fair value basis.

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

Our Company is graciously endowed with an expert management team that has extensive experience in acquiring, developing, constructing, and managing high-quality multifamily, and retail properties in attractive markets throughout the Mid-Atlantic United States. The Company is focused on all aspects of the real estate development cycle including land development, design-build, property operations, and site redevelopment. In addition to the ownership of our operating property portfolio, Community Redevelopment plans to develop and build desirable properties for its own account and through ventures with affiliated and unaffiliated partners.

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

Properties Acquired by the Red Hills Capital Advisors LLC.

As of September 20, 2021, we acquired membership interests in advance in real estate. The Consideration for this transaction on the part of the Company was the issuance of 17,750,000 common shares and 1,000,000 Preferred shares with 1:1 conversion, and 30:1 voting ratio. The stock value of the investment is described below:

	Ownership	The Company’s Investment
Venture	Interest	December 31, 2022	December 31, 2021
Red Hills Capital Advisors:
Fort Washington Livingston Pace, LLC (1)	24.50%	$5,066,359	$–
Suitland Holdings Pace A and Pace B, LLC	24.50%	2,236,430	–
Velocity Ventures, LLC	49.00%	302,482	–
Marlow Heights Branch Pace, LLC	24.50%	671,576	–
Capheights Hill Pace, LLC	24.50%	134,750	–
Capheights Central Dev, LLC (2)	24.50%	5,320,331	–
Capheights Velocity Services, LLC	24.50%	465,872	–
COZ Manager, LLC (2)	12.25%	4,273,439	–
Total		$18,471,239	$–

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

As such, by the Rescission Agreement removing Red Hills as part of the Company, the above-listed assets were removed from the company as part of this first phase of restructuring during this third Quarter of 2022. As it was a Rescission, all 18.5 million shares issued to Red Hills as consideration for these removed assets are to be returned to the Treasury of the Company, placing each side in a state of equipoise exactly as they were just prior to said Agreement.

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

Community Redevelopment Inc. is currently seeking additional opportunities in the Washington DC real estate market. Community Redevelopment's acquisition strategy is based on acquiring quality, well-positioned real estate in markets with robust growth and demographics, anchored by strong tenants. Our aim is to approach acquisition and development thoughtfully by developing and acquiring high-quality, well-located projects at cost, for its stabilized portfolio or to sell with full market value-added for a profit. The Company may also partner with other developers to build or acquire fractional or membership interests in economically viable projects. Community Redevelopment’s business model creates a tremendous advantage in the marketplace while providing long-term value. Our ability to acquire and develop single and multi-family rental properties that can either be held by us or sold to regional and national companies, further strengthens our market standing. We believe our strategy of working with federal, state, and local governments, as well as community leaders and other developers in our principal geographic areas and our targeted areas for expansion, will provide us with a diverse product portfolio and an opportunity to increase our overall market share and value.

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

The Company is not a “shell company,” since its filing of its Form 10 with the SEC on January 19, 2021, and has formal operations, emplaced Board, an Audit Committee and actively pursuing several current projects, despite having no significant cash on hand since the change in control of July 6th, 2020. As of December 31, 2022, the Company had $150,841 in cash. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statement presentation and in accordance with Form 10-K. Accordingly, they include all of the information and footnotes required in annual financial statements. In the opinion of management, the audited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year. These audited financial statements should be read in conjunction with our December 31st, 2021 audited financial statements.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the year ended December 31, 2022, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Stockholders’ Equity

Since its inception on August 16, 2010, the Company has accumulated deficit of $60,097,918 as of twelve months ended December 31, 2022.

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

Preferred shares

The Company has 5,000,000 (Five Million) shares of preferred stock, with conversion rights of 1:1 (one to one), but with 30:1 voting rights. As of December 31, 2022, 0 shares of preferred stock were issued and outstanding.

Commitments and Contingencies

On April 8th, 2021, the Company executed a Senior Secured Convertible Promissory Note, Securities Purchase Agreement, and ancillary agreements (collectively, the “Agreements”) with Leonite Capital, LLC Per the terms of the Agreements with Leonite Capital, LLC, the Company may borrow up to $500,000; of which $500,000 was tendered, which is open with right of redemption for one year. On March 24th, 2023, the Company and Leonite Capital LLC executed an Amendment by which the outstanding balance was increased by $7,500.00, the fixed Conversion Price was reset to $0.03.

On November 30th, 2021, the Company executed a short-term loan of $1,000,000 Secured Note, by 1,500,000 million shares of CRDV stock (reserved in bank’s name, subject to loan and stock pledge agreement with NextBank International, Inc,) and secured by the president of the company, as a personal guarantor. Per the terms of the Agreements with NextBank International, Inc, the Company may borrow up to $1,000,000; which is open with the right of redemption for one year against the collateral of 1,500,000 shares of CRDV stock and the President of the company as guarantor. As of December 31, 2022, the company has withdrawn the full amount net of the loan less the loan fees. On January 23rd, 2023, NextBank International Inc. elected to convert $49,416 of their debt into 2,320,000 common shares.

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

Results of Operations

For the Twelve Months Ended December 31, 2022, and 2021

Revenues

The Company has earned $93,750 in revenue from real estate brokerage services for the twelve months ended December 31, 2022.

Operating Expenses

For the twelve months ended December 31, 2022, our total operating expenses were $2,281,261 compared to $9,899,333 for the twelve months ended December 31, 2021, resulting in a decrease of $7,618,072. The decrease is attributable to a total decrease of $7,618,072 in general administration expenses.

For the twelve months ended December 31, 2022, we had $0 unrealized loss on investments compared to $37,778,761 for the year ended December 31, 2021.

Net Operating loss

Net Operating loss was $2,275,019 compared to net Operating loss of $9,899,333 for the twelve months ended December 31, 2022, and December 31, 2021, for the reasons explained above.

Net loss from Continuing Operations

Net loss was $2,662,498 compared to a net loss of $ 10,593,864 for the twelve months ended December 31, 2022, and December 31, 2021. The decrease is attributable to a total decrease of $7,618,072 in general administration expenses, and decrease in other expense of $307052 and an increase in gross profit of $6,242.

Other Income (Expense)

Total Other Expense decreased to $387,479 for the year ended December 31, 2022, from $694,531 for the year ended December 31, 2021. The increase was directly related to the swings in derivative fair values from $387,161 and decrease in interest expense of $693,159.

Total Loss

Total loss was $10,821,237 compared to a total loss of $ 48,372,625 for the twelve months ended December 31, 2022, and December 31, 2021. The decrease is attributable to a total decrease of $37,778,761 in unrealized loss on investments, which is the dollar value of the common shares issued for the acquisition of Red Hills Capital LLC.

Liquidity and Capital Resources

Overview

The Company’s cash and cash equivalents balance was $101,728 as of December 31, 2022.

Net cash provided in the Company’s operating activities during the twelve months ended December 31, 2022, was $1,226,775 as compared to net cash used in the operating activities of $385,991 during the corresponding period ended December 31, 2021. This represents a variance of $1,612,766 in net cash provided in operating activities between the two periods. The underlying reasons for the variance were primarily due to loss from discontinued operations of $8,158,739, shares issued for services of $1,223,225, shares issued for membership interest in real estate of $2,059,701, shares issued for conversion of loan $73,015, change in the fair value of derivative liabilities $257,756, accrued expenses of $63,602 and an increase in accounts payable of $15,581 and an increase in note payable of $180,000 and an increase of $30,403 in the interest on convertible note payable between the two periods.

Net cash used in investing activities for the years ended December 31, 2022, and 2021 was $7,468,581 and $0, respectively. The variance is primarily due to funds utilized in long-term and short-term investments.

Cash provided by financing activities was $5,259,047 for the twelve months ended December 31, 2022, as compared to cash provided by financing activities of the amount of $1,461,959 for the same period ended December 31, 2021. This represents a variance of $3,797,088 in net cash used in financing activities between the two periods. The primary underlying reason is due to a decrease on a short-term loan of $71,035, an increase in mortgage loan of $5,320,082 and a decrease in shareholder’s loan of $38,041 and proceeds from shares committed $10,000 between the two periods.

Since its inception on August 16, 2010, the Company had a cumulative deficit of $60,097,918 and we have a working capital deficit of $4,846,835 as of December 31, 2022. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and the ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from contributions of our majority shareholder and by raising equity and convertible loans.

As of December 30, 2022, our cash balance was $101,728 we believe we will require a minimum of $5,000,000 in working capital over the next 12 months to grow the company as currently planned, covering our operating costs and maintaining our regulatory reporting and filings. Should our revenues not materialize as expected, or if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses; we may need funds in excess of that currently planned.

It is our current policy that all transactions between the Company and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the existing directors, are approved by vote of the stockholders, or are fair to us as a corporation as approved or ratified by our Board of Directors or authorized officer. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we will review the potential conflicts of interest.

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

Lease

On January 2, 2020, the Company adopted FASB ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not records assets/liabilities for short term leases as of December 31, 2022.

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

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. The Company recognized revenue from providing temporary and permanent staffing solutions and the sale of consumer products. Service revenues are recognized as the services are performed in proportion to the transfer of control to the customer and real estate revenues are recognized at the time of sale when consideration has been exchanged and title has been conveyed to the buyer. At this time, we have not identified specific planned revenue streams. During the period from August 16, 2010 (Inception) to December 31, 2022, we did not recognize any revenue.

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

Stock-based Compensation

Stock-based compensation cost to employees is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award). Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The company has no stock-based compensation plan established as December 31, 2022.

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

To The Board of Directors and Shareholders

Community Redevelopment, Inc.

1910 Towne Centre Blvd., #250

Annapolis, MD 21401

Opinion on the financial statements

We audited the accompanying balance sheets of Community Redevelopment, Inc., (“the Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity and cash flows for years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operation, stockholder’s equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $60,097,918 for the year ended December 31, 2022. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related party transactions.

Company acquired two properties from CEO of the Company in exchange for Shares of the Company.

We have served as the Company’s auditor since 2020.

/s/ M. S. Madhava Rao

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

June 29, 2023

Community Redevelopment Inc.

Consolidated Balance Sheet

Audited

	As of 12/31/2022	As of 12/31/2021

Assets
Current Assets:
Cash	$101,728	$1,084,486
Restricted Cash	160,504	–
Other Current Assets	73,509	–
Total current assets	335,742	1,084,486
Investments in Real Estate Membership Interests	7,248,577	18,471,239
Total assets	$7,584,318	$19,555,725

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$85,848	$74,098
Credit card payable	3,831	–
Accrued expenses	68,602	5,000
Interest Payable	60,496	30,092
Notes Payable	180,000	–
Convertible Notes Payable, net of discount	555,556	102,412
Derivatives on Convertible Note	747,070	942,458
Short Term Loan	928,965	1,000,000
Mortgages on property, current	2,552,209	–
Total current liabilities	5,182,577	2,154,060

Long Term Liabilities
Mortgage on property	2,767,873	–
Total Long term liabilities	2,767,873	–
Total liabilities	7,950,450	2,154,060

Stockholders' Equity
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 0 shares and 1,000,000 shares issued and outstanding at December 31, 2022 and December 31, 2021 respectively.	–	1,000
Common stock: $0.001 par value; 500,000,000 shares authorized and 73,390,321 shares and 44,077,038 shares issued and outstanding at December 31, 2022 and December 31, 2021 respectively.	73,390	44,077
Additional paid in capital	59,648,395	66,633,268
Shares Committed to be issued	10,000	–
Accumulated deficit	(60,097,918)	(49,276,680)
Total shareholders' equity (Deficit)	(366,132)	17,401,665
Total liabilities and Stockholders' Equity (Deficit)	$7,584,318	$19,555,725

See Accompanying Notes to Consolidated Financial Statements.

Community Redevelopment Inc.

Income Statement

Audited

	For the Fiscal Year Ended
	December, 31,
	2022	2021

Revenue	$93,750	$–

Cost of Services	(87,508)	–

Gross Profit	6,242	–

Operating expenses:
General and Administrative	2,281,261	9,899,333
Total Operating Expenses	2,281,261	9,899,333

Loss from Operations	(2,275,019)	(9,899,333)
Other income (expense):
Interest expense	(583,921)	(1,277,080)
Other income	1,053	–
Change in the fair value of derivative	195,388	582,549
Total other income (Expense)	(387,479)	(694,531)

Loss from Continuing Operations	(2,662,498)	(10,593,864)

Loss from Discontinued Operations	(8,158,739)	–

Net Loss	$(10,821,237)	$(10,593,864)

Other comprehensive income:
Unrealized gain (loss) on investments	–	(37,778,761)

Total loss	$(10,821,237)	$(48,372,625)

Net (loss) per share attributable to common stockholders, basic and diluted	$(0.22)	$(1.87)

Weighted average shares outstanding, basic and diluted	49,368,370	25,935,749

See Accompanying Notes to Consolidated Financial Statements.

Community Redevelopment Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

Audited

	Preferred Stock		Common Stock		Common Stock		Shares to be	Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Shares Committed	Amount	cancelled Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Deficit

Balance, December 31, 2020	–	$–	1,250,488	$1,250	1,000,000	$1,000	0	$123,798	$(904,056)	$–	$(778,008)

Issuance of Common Stock for Services	–	–	23,827,039	23,827	(1,000,000)	(1,000)	–	9,534,290	–	–	9,557,117

Issuance of Common Stock for Debt	–	–	1,249,511	1,250	–	–	–	743,930	–	–	745,180

Issuance of Common Stock - Under the Merger Agreement	–	–	17,750,000	17,750	–	–	–	53,232,250	–	–	53,250,000

Issuance of Preferred Stock - Under the Merger Agreement	1,000,000	1,000	–	–	–	–	–	2,999,000	–	–	3,000,000

Net Loss	–	–	–	–	–	–	–	–	(48,372,625)	–	(48,372,625)

Balance, December 31, 2021	1,000,000	1,000	44,077,038	44,077	–	–	–	66,633,268	(49,276,680)	–	17,401,665

Shares issued for services	–	–	11,314,262	11,314	–	–	–	1,211,911	–	–	1,223,225

Shares issued for conversion of Loan	–	–	1,420,700	1,421	–	–	–	71,594	–	–	73,015

Shares issued for membership interest in real estate	–	–	34,328,321	34,328	–	–	–	2,025,372	–	–	2,059,701

Shares Cancelled	(1,000,000)	(1,000)	(17,750,000)	(17,750)	–	–	–	(10,293,750)	–	–	(10,312,500)

Shares Committed to issue	–	–	–	–	250,000	10,000	–	–	–	–	10,000

Net Loss	–	–	–	–	–	–	–	–	(10,821,237)	–	(10,821,237)

Balance, December 31, 2022	–	$–	73,390,321	$73,390	250,000	$10,000	$–	$59,648,395	$(60,097,917)	$–	$(366,132)

See Accompanying Notes to Consolidated Financial Statements.

Community Redevelopment Inc.

Consolidated Statements of Cash Flows

Audited

	For the Twelve Months Ended 12/31/2022	For the Twelve Months Ended 12/31/2021
Cash flow from Operating Activities
Net loss	$(10,821,237)	$(48,372,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued Operations	8,158,739	–
Shares Issued for services	1,223,225	9,557,117
Shares Issued for conversion of Loan	73,015	–
Shares issued for membership interest in real estate	2,059,701	37,778,761
Gain (Loss) on derivative liabilities	257,756	544,870
Change In:
Increase in Prepaid Expenses	(14,008)	–
Increase in Accounts payable	15,581	74,098
Increase in Interest payable	30,403	30,093
Increase in Note payable	180,000	–
Increase in Accrued expenses	63,602	1,695
Net cash provided (used) in operating activities	1,226,775	(385,991)

Cash flow from Investing Activities
Increase in short Term Investments	(220,004)	–
Increase in long Term Investments	(7,248,577)	–
Net cash used in investing activities	(7,468,581)	–

Cash flow from Financing Activities
Increase/(Decrease) in Shareholder's loan	–	(38,041)
Proceeds from shares committed	10,000	–
Proceeds from Loan	5,320,082	500,000
Decrease/Increase in short-term loan	(71,035)	1,000,000
Net cash provided in financing activities	5,259,047	1,461,959

Net increase (decrease) in cash and cash equivalents	(982,757)	1,075,968

Cash and Cash Equivalents at beginning of period	1,084,486	8,518

Cash and Cash Equivalents at end of period	$101,728	$1,084,486

Supplemental disclosure of cash flow information:
Supplemental disclosure of cash and non-cash financing activities

Share cancelled in the reversal of Investments in Real Estate Membership Interest in exchange of Stock	$10,312,500	$–
Share issued towards Investments in Real Estate Membership Interest in exchange of Stock	$2,059,701	$–
Shares issued for Services	$1,223,225	$–
Shares issued to settle notes payable	$73,015	$745,180
Cash paid for interest	$127,638	$70,556

See Accompanying Notes to Consolidated Financial Statements.

Community Redevelopment Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 1–Nature of Business

Organization

Community Redevelopment, Inc. was formed on August 16, 2010 as Crosswind Renewable Energy Corp. an Oklahoma corporation and was formally renamed on June 24th, 2020. We are an emerging growth company. We were established to build upon community assets through real estate, financial services and technology. Our experienced team has dedicated their careers to constructing high-quality mixed-use, multifamily residential, and commercial properties in a top metropolitan region as well our unique usage of the technology and finance industries. Our vision is to integrate our real estate development proprietary business model across multiple verticals in finance, technology, and real estate. This will provide long-term value to investors while staying true to our mission of enhancing communities.

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

Note 2- Going Concern

The accompanying audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated loss of $60,097,918 as of December 31, 2022. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

Note 3- Significant Accounting Policies

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

December 31, 2022	Total	Level 1	Level 2	Level 3

Derivative liabilities	$747,070	$–	$–	$747,070

December 31, 2021	Total	Level 1	Level 2	Level 3

Derivative liabilities	$942,458	$–	$–	942,458

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

	December 31, 2022	December 31, 2021
Numerator:
Net loss	$(10,821,237)	$(48,372,625)
Denominator:
Weighted average common shares outstanding—basic	49,368,370	25,935,749
Dilutive common stock equivalents
Weighted average common shares outstanding—diluted	49,368,370	25,935,749
Net loss per share:
Basic	$(0.22)	$(1.87)
Diluted	$(0.22)	$(1.87)

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

Note 4 – Authorized Shares

The Company is authorized to issue up to 500,000,000 shares of common stock, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Additionally, The Company has 5,000,000 (Five Million) shares of preferred stock, with conversion rights of 1:1 (one to one), but with 30:1 voting rights.

As part of the corporate restructuring in specific preparation for this merger, on September 15th, 2021, the Company Reduced its Authorized shares from 3 billion to five hundred million and created the above-referenced Preferred Class with 1:1 conversion and 30:1 voting rights.

During the Twelve months ending December 31, 2022, 73,390,321 shares of common and 0 shares of preferred were issued and outstanding.

Note 5 - Investments in Real Estate Joint Ventures

On September 20th, 2021, the Company entered into a Merger Agreement with Red Hills Capital Advisors, LLC, by which the Community Redevelopment Inc (the Company) acquired a portfolio of membership interests in development of six commercial retail, multifamily and mixed-use properties, in the Washington, DC Metro area. The Equity interest of RedHills Capital Advisors, in these properties amounted to $18,471,239. The Consideration for this transaction on the part of the Company was the issuance of 17,750,000 common shares and 1 million Preferred shares with 1:1 conversion, and 30:1 voting rights.

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

As such, by the Rescission Agreement removing Red Hills as part of the Company, the above-listed assets were removed from the company as part of this first phase of restructuring during this third Quarter of 2022. As it was a Rescission, all 18.5 million shares issued to Red Hills as consideration for these removed assets are to be returned to the Treasury of the Company, placing each side exactly as they were just prior to said Agreement.

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

On September 30th, 2022, the Company, through one of its subsidiaries, acquired 100% interest in “1320 8th St Fund LLC., the titled holder to 1320 8th St NW, Washington, DC.” The purchase price for this acquisition was $583,128, which was exchanged for 9,718,808 common shares of the Company. The property held within the acquired LLC is a 10-unit multifamily residence currently under development. We accounted for the acquisition as an asset acquisition. We measured the value of the acquired physical assets (restricted cash, prepaid insurance, land, and building) and the liabilities assumed (Mortgages, net) by allocating the total cost of the acquisition on a relative fair value basis.

We have recorded the 2022 acquisitions as follows:

December 31, 2022
Restricted Cash	$160,503
Prepaids	6,000
Land	4,514,000
Building	1,611,000
Deferred financing costs, net	278,168
Total acquisition cost	6,569,671
Accrued expenses	(8,602)
Outstanding balance on assumed mortgages	(5,598,250)
Total carrying amounts recorded	$962,819

The company continues to review and may adjust the purchase price allocations during the one-year window.

Note 6 - Notes Payable

On April 8th, 2021, the Company executed a Senior Secured Convertible Promissory Note, Securities Purchase Agreement, and ancillary agreements (collectively, the “Agreements”) with Leonite Capital, LLC Per the terms of the Agreements with Leonite Capital, LLC, the Company borrowed the maximum of $555,556, which was tendered. On March 24th, 2023, the Company and Leonite Capital LLC executed an Amendment by which the outstanding balance was increased by $7,500.00, the fixed Conversion Price was reset to $0.03.

Convertible notes payable, consist of the following at December 31, 2022:

	2022	2021
Note payable to an unrelated party, matured April 08, 2022, with interest at 10%, convertible into common shares of the Company	$277,778	$277,778
Note payable to an unrelated party, matured September 20, 2022, with interest at 10%, convertible into common shares of the Company	277,778	277,778
Less discount	–	(451,144)
Total	$555,556	$102,412

Note 7: Short Term Loan

On November 30th, 2021, the Company executed a short-term loan of $1,000,000 Secured Note, by 1,500,000 shares of CRDV stock (reserved in bank’s name, subject to loan and stock pledge agreement with NextBank International, Inc, and secured by the then president of the company Mr. Garfield Antonio, as a personal guarantor.

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

On September 30th, 2022 NextBank International, Inc, has entered into an agreement whereby it will convert the outstanding balance for shares at a strike price of $0.05, not to exceed 4.9% of the then issued and outstanding shares of the Company. As of September 30, 2022, 1,420,700 shares have been committed to be converted in exchange for $71,035 of the outstanding balance and these shares were issued to Next Bank on October 4th, 2022.

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

Note 9 – Commitments & Contingencies

On April 8th, 2021, the Company executed a Senior Secured Convertible Promissory Note, Securities Purchase Agreement, and ancillary agreements (collectively, the “Agreements”) with Leonite Capital, LLC Per the terms of the Agreements with Leonite Capital, LLC, the Company may borrow up to $555,556; of which $555,556 was tendered, which is open with right of redemption for one year. Prior to the maturity date of the Note, the Company at its option, has the right to redeem in cash in part or in whole, the amounts outstanding. Should the Fund wish to convert this debt into equity, the conversion price shall be sixty-five percent of the lowest Intraday price during the previous 21 days. Pursuant to the Agreements, the Company has earmarked the net proceeds for immediate cash infusion for normative working capital purposes and capital expenditures. Leonite Capital. has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our Common Stock during any time. The foregoing is a summary description of certain terms of the Agreements. For a full description of all terms, please refer to the 8k filed with the SEC and accompanying exhibits thereto. As of September 13th, 2022, the Company has been deemed to be in default of said Note, and the parties are actively negotiating a work-out. On March 24th, 2023, the Company and Leonite Capital LLC executed an Amendment by which the outstanding balance was increased by $7,500.00, the fixed Conversion Price was reset to $0.03.

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

Note 10 - Related Party

Mr. Garfield Antonio is the owner of Red Hills Capital Advisors LLC, a party to the September 20th, 2021, merger agreement, which was Rescinded on June 28th, 2022.

The company’s short-term loan with NextBank International of $1,000,000 listed on Note 7 is secured by the then CEO of the company, Mr. Garfield Antonio as a personal guarantor and the company has borrowed the full amount.

Mr. Richard Balles Director of the company is also holding a position as the Vice President in NextBank International.

Note 11 – Subsequent Events

On January 3rd, 2023, the Company acquired 1618 21st Place NE Washington, DC. The property is located at 1618 21st Place with a designed total of 15 units and includes: three 3-bedroom, eight 2-bedroom, four 1-bedroom units.  The property is nearing the end of the construction process with an anticipated completion by the end of third quarter 2023. The property was valued under the Fair Value methodology assigning a current market value of $1,274,744, which at $0.06, equates to 21,245,740 shares.

On January 31st, 2022, Joseph Gibbons resigned from his position as Chair and Director, his resignation was not the result of any disagreements with management.

On February 13th, 2023, Lara Frits resigned from her position as Director and CEO; on the same date Garfield Antonio resigned his position as Director, and Michael Zink resigned from his position as CFO. Also on February 13th, 2023, Robert Fiallo was appointed as a Director and Board member.

On May 20th, 2023, our CEO was made aware of a lawsuit by an ex-employee of the Company. The Company resolutely rejects the monetary claim for monies owed and while willing to negotiate in good faith, shall defend itself against said lawsuit and is now seeking dismissal of the same.

The Company has evaluated subsequent events through June 30, 2023, the date on which these financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2022, our Company’s internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Name	Age	Position
Richard Balles	54	Director, President, Chief Executive Officer
Robert Fiallo	56	Director (Appointed February 13th, 2023)
Stalin A. Cruz	48	Director, CFO (resigned July 7th, 2022)
Ronald Silver	78	Director, Chairman (resigned July 7th, 2022)
Kevin Humes	63	Director (resigned July 7th, 2022)
Joseph Gibbons	73	Director (removed July 7th, 2022)
Randy Avon	81	Director (resigned July 7th, 2022)
Charles Arnold	70	Director (resigned July 7th, 2022)
Lara Fritts	51	Director (resigned February 13th, 2023)
Michael Zink	40	Director (resigned February 13th, 2023)

On February 13th, 2023, Lara Frits resigned from her position as Director and CEO; on the same date Garfield Antonio resigned his position as Director, and Michael Zink resigned from his position as CFO. Also on February 13th, 2023, Robert Fiallo was appointed as a Director and Board member.

Robert Fiallo, 56, brings over 25 years of executive leadership and experience in finance, having in management positions at F&M Bank, BB&T and as founder, Chair and Executive Officer of Fidelity & Trust Bank. Mr. Fiallo earned his BA in business at University of Maryland in 1989.

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

Director Compensation

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Total ($)
Garfield T. Antonio - President	2022	$–	$–	$–

Charles Arnold - Chief Executive Officer	2022	–	–	–

Richard Balles - Director, Chief Executive Officer	2022	–	200,050	200,050

Lara Fritts - Chief Executive Officer	2022	$180,000	200,050	380,050

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31st, 2022:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our executive officers and directors that beneficially owns shares of our common stock; and
•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 73,390,321 shares of our common stock issued and outstanding as of December 31, 2022

Name and Title	Amount and Nature of Beneficial Ownership	Percentage of Class - Common
Garfield T Antonio, past Dir. (1)	0	0%
Stalin A Cruz. past Dir.	5,000,000	11.34%
Kevin Humes, past Dir.	4,500,000	10.21%
Ronald Silver, past Dir.	4,500,000	10.21%
Charles Arnold, past Dir. (2)	2,666,667	6.05%
Randy Avon, past Dir.	1,000,000	2.27%
David E Price, Corporate Counsel	1,000,000	2.27%
Richard Balles, Dir., CEO	34,818,333	46%
All Directors and Officers as a Group	54,083,334	71.4%

1	As of October, 2022, Antonio Garfield had returned all the shares which he was issued to Treasury and is no longer a shareholder.

2	The shares listed under Mr. Charles Arnold include 1,666,667 shares in Crest Ventures LLC, of which Mr. Arnold is the beneficial owner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings. The aggregate fees billed by M.S. Madhava Rao, Chartered Accountant for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, were $21,500.

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

COMMUNITY REDEVELOPMENT INC.

Dated: June 30, 2023	By:	/s/ Richard Balles
Richard Balles
Chief Executive Officer

