Form 10-Q
period 2023-03-31
Community Redevelopment Inc.
filed 2023-07-27
CIK 1084551

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from ______________ to ____________________

Commission file number: 000-26439

COMMUNITY REDEVELOPMENT INC.

(Exact name of registrant as specified in its charter)

Oklahoma	85-2629422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

820 Bear Tavern Rd #303, Ewing, New Jersey	08628
(Address of principal executive offices)	(Zip Code)

866 692-6847

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes ☐   No ☒

As of July 26th, 2023, the registrant had 75,760,321 shares of its Common Stock, $0.001 par value, outstanding.

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

PART I. Financial Information

Item 1. Consolidated Financial Statements

COMMUNITY REDEVELOPMENT INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2023

Community Redevelopment Inc.

Consolidated Balance Sheet

	As of 3/31/2023	As of 12/31/2022
	Unaudited	Audited
Assets
Current Assets:
Cash	$99,861	$101,728
Restricted Cash	160,504	160,504
Other Current Assets	170,363	73,508
Total current assets	430,728	335,741
Construction in Progress	6,131,000	6,131,000
Other Assets
Other Receivables - Security Deposits	1,096,881	1,096,881
Investments in Real Estate Interests - Held for Sale	20,696	20,696
Total assets	$7,679,305	$7,584,318

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$236,955	$85,848
Credit card payable	–	3,831
Accrued expenses	204,035	68,602
Interest Payable	87,408	60,496
Notes Payable	205,000	180,000
Convertible Notes Payable, net of discount	563,056	555,556
Derivatives on Convertible Note	747,070	747,070
Short Term Loan	879,549	928,965
Mortgage on property, current	2,552,209	2,552,209
Total current liabilities	5,475,282	5,182,577

Long Term Liabilities
Mortgage on property	2,767,873	2,767,873
Total Long term liabilities	2,767,873	2,767,873
Total liabilities	8,243,155	7,950,450

Stockholders' Equity
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2023 and December 31, 2022 respectively.	–	–
Common stock: $0.001 par value; 500,000,000 shares authorized and 75,710,321 shares and 73,390,321 shares issued and outstanding at March 31, 2023 and December 31, 2022 respectively.	75,710	73,390
Additional paid in capital	59,695,491	59,648,395
Shares Committed to be issued	10,000	10,000
Accumulated deficit	(60,345,053)	(60,097,918)
Total shareholders' equity (deficit)	(563,851)	(366,132)
Total liabilities and Stockholders' Equity (Deficit)	$7,679,305	$7,584,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

Community Redevelopment Inc.

Consolidated Statement of Operations

(Unaudited)

	For the Quarter Ended
	March 31,
	2023	2022

Revenue	$6,950	$–

Cost of Services	(5,950)	–

Gross Profit	1,000	–

Operating expenses:
General and Administrative	203,963	298,649
Total Operating Expenses	203,963	298,649

Loss from Operations	(202,963)	(298,649)

Other income (expense):
Interest expense	(44,224)	(214,464)
Other income	52	–
Change in the fair value of derivative	–	364,737
Total other income (Expense)	(44,172)	150,273

Loss from Continuing Operations	(247,135)	(148,376)

Loss from Discontinued Operations	–	–

Net Loss	$(247,135)	$(148,376)

Net (loss) per share attributable to common stockholders, basic and diluted	$(0.003)	$(0.003)

Weighted average shares outstanding, basic and diluted	74,137,877	44,077,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

Community Redevelopment Inc

Consolidated Statement of Stockholders' Equity (Deficit)

Unaudited

	Preferred Stock		Common Stock		Common Stock		Shares to be	Additional		Total
	Shares	Amount	Shares	Amount	Shares Committed	Amount	cancelled Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance, December 31, 2020	–	$–	1,250,488	$1,250	1,000,000	$1,000	$–	$123,798.00	$(904,056)	$(778,008)
Issuance of Common Stock for Services	–	–	23,827,039	23,827	(1,000,000)	(1,000)	–	9,534,290	–	9,557,117
Issuance of Common Stock for Debt	–	–	1,249,511	1,250	–	–	–	743,930	–	745,180
Issuance of Common Stock - Under the Merger Agreement	–	–	17,750,000	17,750	–	–	–	53,232,250	–	53,250,000
Issuance of Preferred Stock - Under the Merger Agreement	1,000,000	1,000	–	–	–	–	–	2,999,000	–	3,000,000
Net Loss	–	–	–	–	–	–	–	–	(48,372,624)	(48,372,624)

Balance, December 31, 2021	1,000,000	1,000	44,077,038	44,077	–	–	–	66,633,268	(49,276,680)	17,401,665

Shares issued for services	–	–	11,314,262	11,314	–	–	–	1,211,911	–	1,223,225
Shares issued for conversion of Loan	–	–	1,420,700	1,421	–	–	–	71,594	–	73,015
Shares issued for membership interest in real estate	–	–	34,328,321	34,328	–	–	–	2,025,372	–	2,059,701
Shares Cancelled	(1,000,000)	(1,000)	(17,750,000)	(17,750)	–	–	–	(10,293,750)	–	(10,312,500)

Shares Committed to issue	–	–	–	–	250,000	10,000	–	–	–	10,000
Net Loss									(10,821,237)	(10,821,237)

Balance, December 31, 2022	–	–	73,390,321	73,390	250,000	10,000	–	59,648,395	(60,097,918)	(366,132)

Shares issued for conversion of Loan	–	–	2,320,000	2,320	–	–	–	47,096	–	49,416
Net Loss	–	–	–	–	–	–	–	–	(247,135)	(247,135)

Balance, March 31, 2023	–	$–	75,710,321	$75,710	250,000	$10,000	$–	$59,695,491	$(60,345,053)	$(563,851)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Community Redevelopment Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	For the Quarter Ended 3/31/2023	For the Quarter Ended 3/31/2022
Cash flow from Operating Activities
Net loss	$(247,135)	$(148,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain (Loss) on derivative liabilities	–	(183,745)
Change In:
Increase in Prepaid Expenses	(96,854)	(84,333)
Increase in Accounts payable	147,276	(15,051)
Increase in Interest payable	26,912	12,292
Increase in Notes Payable	32,500	–
Increase in Accrued expenses	135,433	4,000
Net cash provided (used) in operating activities	(1,868)	(415,214)

Investing Activities
Net cash used in investing activities	–	–

Financing Activities
Net cash used in financing activities	–	–

Net increase (decrease) in cash and cash equivalents	(1,868)	(415,214)

Cash and Cash Equivalents at beginning of period	101,728	1,084,486

Cash and Cash Equivalents at end of period	$99,861	$669,272

Supplemental disclosure of cash flow information:
Supplemental disclosure of cash and non-cash financing activities
Shares issued for Services	$–	$–
Shares issued to settle notes payable	$49,416	$–
Cash paid for interest	$44,224	$214,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

Community Redevelopment Inc.

Notes to Consolidated Financial Statements

Unaudited

Note 1 – Nature of Business

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

Note 2 – Significant Accounting Policies

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

March 31, 2023	Total	Level 1	Level 2	Level 3

Derivative liabilities	$747,070	$–	$–	$747,070

December 31, 2022	Total	Level 1	Level 2	Level 3

Derivative liabilities	$747,070	$–	$–	$747,070

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

	March 31, 2023	March 31, 2022
Numerator:
Net loss	$(247,135)	$(148,376)
Denominator:
Weighted average common shares outstanding—basic	74,137,877	44,077,038
Dilutive common stock equivalents
Weighted average common shares outstanding—diluted	74,137,877	44,077,038
Net loss per share:
Basic	$(0.003)	$(0.003)
Diluted	$(0.003)	$(0.003)

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

Note 3 – Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated loss of $60,345,053 as of March 31, 2023. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

During the Three months ending March 31, 2023, 75,710,321 shares of common and 0 shares of preferred were issued and outstanding.

Note 5 – Investments in Real Estate Joint Ventures

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

On September 30th, 2022, the Company, through one of its subsidiaries, acquired 100% interest in “1320 8th St Fund LLC, the titled holder to 1320 8th St NW, Washington, DC.” The purchase price for this acquisition was $583,128, which was exchanged for 9,718,808 common shares of the Company. The property held within the acquired LLC is a 10-unit multifamily residence currently under development. We accounted for the acquisition as an asset acquisition. We measured the value of the acquired physical assets (restricted cash, prepaid insurance, land, and building) and the liabilities assumed (Mortgages, net) by allocating the total cost of the acquisition on a relative fair value basis.

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

Note 6 – Other Assets

On January 3rd, 2023, the Company entered into an agreement to acquire a property 1618 21st Place NE Washington, DC. The property is located at 1618 21st Place with a designed total of 15 units and includes: three 3-bedroom, eight 2-bedroom, four 1-bedroom units. The property is nearing the end of the construction process with an anticipated completion by the end of second quarter 2023. The property was valued under the Fair Value methodology assigning a current market value of $1,274,744, which at $0.06, equates to 21,245,740 shares. The company has transferred 18,280,890 shares valued at $1,096,881 as a security deposit towards this proposed property acquisition.

Note 7 – Notes Payable

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

Convertible notes payable, consist of the following at March 31, 2023:

	3/31/23	12/31/2022
Note payable to an unrelated party, matured April 8, 2022, with interest at 10%, convertible into common shares of the Company	$281,528	$277,778
Note payable to an unrelated party, matured September 20, 2022, with interest at 10%, convertible into common shares of the Company	281,528	277,778
Total	$563,056	$555,556

Note 8 – Short Term Loan

On November 30th, 2021, the Company executed a short-term loan of $1,000,000 Secured Note, by 1,500,000 shares of CRDV stock (reserved in bank’s name, subject to loan and stock pledge agreement with NextBank International, Inc, and secured by the then president of the company Mr. Garfield Antonio, as a personal guarantor.

Per the terms of the Agreements with NextBank International, Inc., the Company may borrow up to $1,000,000, which is open with the right of redemption for one year against the collateral of 1,500,000 shares of CRDV stock.

The Private Note has a 7.5% fixed rate that matures on November 30, 2022. As of September 30, 2022, the company has withdrawn the full amount net of the loan less the loan fees.

On September 30th, 2022 NextBank International, Inc, has entered into an agreement whereby it will convert the outstanding balance for shares at a strike price of $0.05, not to exceed 4.9% of the then issued and outstanding shares of the Company. On September 30, 2022, 1,420,700 shares have been committed to be converted in exchange for $71,035 of the outstanding balance and these shares were issued to Next Bank on October 4th, 2022. On January 23, 2023, 2,320,000 shares have been converted in exchange for $49,416 of the outstanding balance and these shares were issued to Next Bank on March 3rd, 2023.

Note 9 – Derivative Financial Instruments

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

Note 11 – Related Party

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

Note 12 – Subsequent Events

On May 9th, 2023, 50,000 shares Common stock issued to Mr. Brent Coatzee for his services to the Company by his energies and efforts.

On July 21st, 2023, the company was given notice of a request for Arbitration by an ex-employee alleging monies owed. The Company resolutely rejects the monetary claims for monies owed, and shall protect its interest while arbitrating this matter in good faith.

The Company has evaluated subsequent events through July 6th, 2023, the date on which these financial statements were issued, and has determined there are no material subsequent events to disclose.

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

During this 1st Quarter, the Company committed to acquire a 41 unit building currently under construction in Washington, DC. Colliers International has independently appraised this property as having a $15.9 million “as is” value and a $19.9 “upon completion” value. This transaction is expected to close within the 2nd or 3rd Quarter of 2023.

Community Redevelopment owns and is in the process of acquiring multiple properties in the Washington DC metropolitan region, which are comprised of retail, multifamily, and mixed-use development projects. Our acquisition strategy is based on acquiring quality, well-positioned real estate in markets with robust growth and demographics, anchored by strong tenants. The Washington D.C. metropolitan area remains strong as a result of increased government spending. These properties are located in a market that is thriving and generating robust job growth with significant demand for housing.

We anticipate acquiring several properties within the next quarter. Community Redevelopment's acquisition strategy is based on acquiring quality, well-positioned real estate in markets with robust growth and demographics, anchored by strong tenants. Our aim is to approach acquisition and development thoughtfully by developing and constructing high-quality, well-located projects at cost, for its stabilized portfolio or to sell with full market value-added for a profit. The Company also plans to partner with other developers to build or acquire fractional or membership interests in economically viable projects. Community Redevelopment’s business model creates a tremendous advantage in the marketplace while providing long-term value. Our ability to acquire and develop single and multi-family rental properties that can either be held by us or sold to regional and national companies, further strengthens our market standing. We believe our strategy of working with federal, state, and local governments, as well as community leaders and other developers in our principal geographic areas and our targeted areas for expansion, will provide us with a diverse product portfolio and an opportunity to increase our overall market share and value.

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

The Company is not a “shell company,” since its filing of its Form 10 with the SEC on January 19, 2021, as it has formal operations, emplaced Board, and actively pursuing several current projects, despite having no significant cash on hand since the change in control of July 6th, 2020. As of March 31, 2023, the Company had $99,861 in cash. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

In evaluating a prospective new project, we will conduct as extensive a due diligence review of potential targets as possible given our dependence upon the ever-changing city, state, and federal funding initiatives for urban redevelopment and our limited financial resources. We expect that our due diligence will encompass, among other things, meetings with the local government officials and inspection of its neighborhoods and infrastructure, as necessary, as well as a review of financial, government statistical data and other information which is made available to us. This due diligence review will be conducted primarily by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or other such professionals. The costs associated with hiring third parties as required to complete a new project may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the locale, amount of time it takes to complete a new project, the location of the project, and the size and complexity of the business of the project. As of the date of this filing, the Company has identified several potential business opportunities. The Company is currently in discussions with several but not limited to developers, real estate owners, property management companies in Florida, the District and Maryland, to either acquire and or redevelop properties.

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

We are and will continue for the foreseeable future to be a significant participant in large scale public-private urban renewals.

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

These unaudited financial statements should be read in conjunction with our December 31st, 2022, audited annual financial statements included in our Form 10-K, filed with the SEC on Jun 30th, 2023.

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

Stockholders’ Equity

Since its inception on August 16, 2010, the Company had accumulated deficit of $60,345,053 as of three months ended March 31, 2023.

The aggregated loss is related to the capital invested in advances real estate membership interest, which has future positive cash flow after completion and stabilization. See note 5.

Authorized Shares

Common Stock

The Company is authorized to issue up to 500,000,000 shares of common stock, par value $0.001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights. As of March 31, 2023, 75,760,321 shares of common stock were issued and outstanding.

Preferred shares

The Company Authorizes and hereby creates 5,000,000 (Five Million) shares of preferred stock, with conversion rights of 1:1 (one to one), but with 30:1 voting rights. As of March 31, 2023, 0 shares of preferred stock were issued and outstanding.

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

On September 30th, 2022 NextBank International, Inc, has entered into an agreement whereby it will convert the outstanding balance for shares at a strike price of $0.05, not to exceed 4.9% of the then issued and outstanding shares of the Company. On September 30, 2022, 1,420,700 shares have been committed to be converted in exchange for $71,035 of the outstanding balance and these shares were issued to Next Bank on October 4th, 2022. On January 23, 2023, 2,320,000 shares have been converted in exchange for $49,416 of the outstanding balance and these shares were issued to Next Bank on March 3rd, 2023.

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

Results of Operations

For the Three Months Ended March 31, 2023, and 2022

Revenues

The Company has earned $6,950 in revenue from real estate brokerage services for the three months ended March 31, 2023.

Operating Expenses

For the three months ended March 31, 2023, our total operating expenses were $203,963 compared to $298,649 for the three months ended March 31, 2022, resulting in a decrease of $94,686. The decrease is attributable to a total decrease of $94,686 in general administration expenses.

Net Operating loss

Net Operating loss was $202,963 compared to net Operating loss of $298,649 for the three months ended March 31, 2023, and March 31, 2022, for the reasons explained above.

Net loss from Continuing Operations

Net loss was $247,135 compared to a net loss of $148,376 for the three months ended March 31, 2023, and March 31, 2022. The increase is attributable to a total decrease of $94,686 in general administration expenses and an increase in other expenses of $194,445 and an increase in gross profit of $1,000.

Other Income

Other Income/(Expense) decreased to $44,172 for the period ended March 31, 2023, from $150,273 for the period ended March 31, 2022. The decrease was directly related to the swings in derivative fair values of $364,737. This was offset by a decrease in interest expense of $170,240 when compared to the period ended March 31, 2022.

Liquidity and Capital Resources

Overview

The Company’s cash and cash equivalents balance was $99,861 as of March 31, 2023.

Net cash provided(used) in the Company’s operating activities during the three months ended March 31, 2023, was $1,868 as compared to net cash used in the operating activities of $415,214 during the corresponding period ended March 31, 2022. The change was primarily due to increase in net loss and an increased prepaid expenses of $96,854, an increase in accounts payable of $147,276, an increase in interest payable of $26,912, an increase in note payable of $32,500 and an increase of $135,433 in the accrued expenses between the two periods.

Net cash used in investing activities for the quarter ended March 31, 2023, and 2022 was $0 and $0, respectively.

Net cash used in financing activities for the quarter ended March 31, 2023, and 2022 was $0 and $0, respectively.

Since its inception on August 16, 2010, the Company had a cumulative deficit of $60,345,053 and we have a working capital deficit of $5,044,554 as of March 31, 2023. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and the ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from contributions of our majority shareholder and by raising equity and convertible loans.

As of March 31, 2023, our cash balance was $99,861 we believe we will require a minimum of $5,000,000 in working capital over the next 12 months to grow the company as currently planned, covering our operating costs and maintaining our regulatory reporting and filings. Should our revenues not materialize as expected, or if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses; we may need funds in excess of that currently planned.

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

Lease

On January 2, 2020, the Company adopted FASB ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not records assets/liabilities for short term leases as of March 31, 2023.

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

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. The Company recognized revenue from providing temporary and permanent staffing solutions and the sale of consumer products. Service revenues are recognized as the services are performed in proportion to the transfer of control to the customer and real estate revenues are recognized at the time of sale when consideration has been exchanged and title has been conveyed to the buyer. At this time, we have not identified specific planned revenue streams. During the period from August 16, 2010 (Inception) to March 31, 2023, we did not recognize any revenue.

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

Stock-based Compensation

Stock-based compensation cost to employees is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award). Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The company has no stock-based compensation plan established as of March 31, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of March 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of March 31, 2023 conducted as part of our preparation of the quarterly unaudited condensed financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

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

As a result of the management evaluation of company internal control over financial reporting described above, the Company’s management has concluded that, as of March 31, 2023, the Company’s internal control over financial reporting was not based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II- Other Information

Item 1. Legal Proceedings

On July 21st, 2023, the company was given notice of a request for Arbitration by an ex-employee alleging monies owed. The Company resolutely rejects the monetary claims for monies owed, and shall protect its interest while arbitrating this matter in good faith.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Recent Sale of Unregistered Securities

None.

Item 3. Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101)

* Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 27, 2023	By:	/s/ Richard Balles
Richard Balles Director, Chief Executive Officer
COMMUNITY REDEVELOPMENT INC.

