Form 10-Q
period 2023-06-30
Community Redevelopment Inc.
filed 2023-08-25
CIK 1084551

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from _______ to ________

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

Yes ☐   No ☒

As of August 24th, 2023, the registrant had 75,760,321 shares of its Common Stock, $0.001 par value, outstanding.

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

PART I. Financial Information

Item 1. Consolidated Financial Statements

COMMUNITY REDEVELOPMENT INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023

Community Redevelopment Inc.

Consolidated Balance Sheet

	As of 06/30/2023	As of 12/31/2022
	Unaudited	Audited
Assets
Current Assets:
Cash	$176,123	$101,728
Restricted Cash	160,504	160,504
Total current assets	336,627	262,232
Construction in Progress	11,521,389	6,131,000
Other Assets
Other Assets - Good Faith Deposits & Prepaid Expenses	134,418	73,508
Other Receivables - Security Deposits	459,509	1,096,881
Investments in Real Estate Interests - Held for Sale	20,696	20,696
Total assets	$12,472,638	$7,584,318

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$263,049	$85,848
Credit card payable	–	3,831
Accrued expenses	240,110	68,602
Interest Payable	122,896	60,496
Notes Payable	270,100	180,000
Convertible Notes Payable, net of discount	563,056	555,556
Derivatives on Convertible Note	747,070	747,070
Short Term Loan	879,549	928,965
Mortgage on property, current	2,694,209	2,552,209
Total current liabilities	5,780,040	5,182,577

Long Term Liabilities		0
Mortgage on property	7,342,815	2,767,873
Total Long term liabilities	7,342,815	2,767,873
Total liabilities	13,122,854	7,950,450

Stockholders' Equity
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 0 shares and 1,000,000 shares issued and outstanding at June 30, 2023 and December 31, 2022 respectively.	–	–
Common stock: $0.001 par value; 500,000,000 shares authorized and 75,760,321 shares and 73,390,321 shares issued and outstanding at June 30, 2023 and December 31, 2022 respectively.	75,760	73,390
Additional paid in capital	59,697,941	59,648,395
Shares Committed to be issued	10,000	10,000
Accumulated deficit	(60,433,918)	(60,097,918)
Total shareholders' equity (Deficit)	(650,216)	(366,132)
Total liabilities and Stockholders' Equity (Deficit)	$12,472,638	$7,584,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

Community Redevelopment Inc.

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$17,500	$–	$24,450	$–

Cost of Services	–	–	(5,950)	–

Gross Profit	17,500	–	18,500	–

Operating expenses:
General and Administrative	70,876	422,560	274,839	721,209
Total Operating Expenses	70,876	422,560	274,839	721,209

Loss from Operations	(53,376)	(422,560)	(256,339)	(721,209)

Other income (expense):
Interest expense	(35,489)	(131,199)	(79,713)	(345,663)
Other income	–	–	52	–
Change in the fair value of derivative	–	(56,315)	–	308,422
Total Other Income (Expense)	(35,489)	(187,514)	(79,661)	(37,241)

Loss from Continuing Operations	(88,865)	(610,074)	(336,000)	(758,450)

Loss from Discontinued Operations	–	(8,158,739)	–	(8,158,739)

Net Loss	$(88,865)	$(8,768,813)	$(336,000)	$(8,917,189)

Net (loss) per share attributable to common stockholders, basic and diluted	$(0.001)	$(0.199)	$(0.004)	$(0.202)

Weighted average shares outstanding, basic and diluted	75,739,442	44,111,879	75,739,442	44,111,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

Community Redevelopment Inc

Statement of Stockholders' Equity

Unaudited

	Preferred Stock		Common Stock		Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Shares Committed	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Deficit

Balance, December 31, 2020	–	$–	1,250,488	$1,250	1,000,000	$1,000	$123,798	$(904,056)	$–	$(778,008)
Issuance of Common Stock for Services	–	–	23,827,039	23,827	(1,000,000)	(1,000)	9,534,290	–	–	9,557,117
Issuance of Common Stock for Debt	–	–	1,249,511	1,250	–	–	743,930	–	–	745,180
Issuance of Common Stock - Under the Merger Agreement	–	–	17,750,000	17,750	–	–	53,232,250	–	–	53,250,000
Issuance of Preferred Stock - Under the Merger Agreement	1,000,000	1,000	–	–	–	–	2,999,000	–	–	3,000,000
Net Loss	–	–	–	–	–	–	–	(48,372,624)	–	(48,372,624)
Balance, December 31, 2021	1,000,000	1,000	44,077,038	44,077	–	–	66,633,268	(49,276,680)	–	17,401,665

Shares issued for services	–	–	11,314,262	11,314	–	–	1,211,911	–	–	1,223,225
Shares issued for conversion of Loan	–	–	1,420,700	1,421	–	–	71,594	–	–	73,015
Shares issued for membership interest in real estate	–	–	34,328,321	34,328	–	–	2,025,372	–	–	2,059,701
Shares Cancelled	(1,000,000)	(1,000)	(17,750,000)	(17,750)	–	–	(10,293,750)	–	–	(10,312,500)
Shares Committed to issue	–	–	–	–	250,000	10,000	–	–	–	10,000
Net Loss	–	–	–	–	–	–	–	(10,821,237)	–	(10,821,237)
Balance, December 31, 2022	–	–	73,390,321	73,390	250,000	10,000	59,648,395	(60,097,918)	–	(366,132)

Shares issued for conversion of Loan	–	–	2,320,000	2,320	–	–	47,096	–	–	49,416
Shares issued for services	–	–	50,000	50	–	–	2,450	–	–	2,500
Net Loss	–	–	–	–	–	–	–	(336,000)	–	(336,000)
Balance, June 30, 2023	–	$–	75,760,321	75,760	250,000	10,000	59,697,491	$(60,433,918)	–	$(650,216)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Community Redevelopment Inc.

Statement of Cash Flows

(Unaudited)

	For the Quarter Ended 06/30/2023	For the Quarter Ended 06/30/2022
Cash flow from Operating Activities
Net loss	$(336,000)	$(8,917,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	–	8,158,739
Shares Issued for services	2,500	60,334
Gain (Loss) on derivative liabilities	–	(27,620)
Change In:
Increase in Prepaid Expenses	(60,910)	(84,033)
Increase/decrease in Accounts payable	173,370	(5,596)
Increase in Interest payable	62,400	5,834
Increase in Notes payable	97,600	–
Increase/Decrease in Accrued expenses	135,433	(3,500)
Net cash provided by (used in) operating activities	74,394	(813,031)

Investing Activities
Net cash used in investing activities	–	–

Financing Activities
Net cash used in financing activities	–	–

Net increase (decrease) in cash and cash equivalents	74,394	(813,031)

Cash and Cash Equivalents at beginning of period	101,728	1,084,486

Cash and Cash Equivalents at end of period	$176,123	$271,455

Supplemental disclosure of cash flow information:
Supplemental disclosure of cash and non-cash financing activities
Shares issued for Services	$2,500	$60,334
Cash paid for interest	$79,713	$37,083

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

June 30, 2023	Total	Level 1	Level 2	Level 3

Derivative liabilities	$747,070	$–	$–	$747,070

December 31, 2022	Total	Level 1	Level 2	Level 3

Derivative liabilities	$747,070	$–	$–	$747,070

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

	June 30, 2023	June 30, 2022
Numerator:
Net loss	$(336,000)	$(8,917,189)
Denominator:
Weighted average common shares outstanding—basic	75,739,442	44,111,879
Dilutive common stock equivalents
Weighted average common shares outstanding—diluted	75,739,442	44,111,879
Net loss per share:
Basic	$(0.004)	$(0.202)
Diluted	$(0.004)	$(0.202)

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

Note 3 - Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated loss of $60,433,918 as of June 30, 2023. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

During the Three months ending June 30, 2023, 75,760,321 shares of common and 0 shares of preferred were issued and outstanding.

Note 5 - Construction in Progress – Real Estate Properties

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

On April 1st, 2023, the Company acquired a property 1618 21st Place NE Washington, DC. The property is located at 1618 21st Place with a designed total of 15 units and includes: three 3-bedroom, eight 2-bedroom, four 1-bedroom units. The property is nearing the end of the construction process with anticipated completion by the end of 2023.

We have recorded the Construction In progress details of the Properties as follows:

Property Name	6/30/2023

1000 18th Street	3,308,733
1320 8th Street	3,785,370
1618 21st Place	4,427,287
Total	$11,521,389

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

Convertible notes payable, consist of the following at June 30, 2023:

	6/30/2023	12/31/2022
Note payable to an unrelated party, matured April 8, 2022, with interest at 10%, convertible into common shares of the Company	$281,528	$277,778
Note payable to an unrelated party, matured September 20, 2022, with interest at 10%, convertible into common shares of the Company	281,528	277,778
Total	$563,056	$555,556

Note 7: Short Term Loan

On November 30th, 2021, the Company executed a short-term loan of $1,000,000 Secured Note, by 1,500,000 shares of CRDV stock (reserved in bank’s name, subject to loan and stock pledge agreement with NextBank International, Inc, and secured by the then president of the company Mr. Garfield Antonio, as a personal guarantor.

Per the terms of the Agreements with NextBank International, Inc, the Company may borrow up to $1,000,000, which is open with the right of redemption for one year against the collateral of 1,500,000 shares of CRDV stock.

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

Note 11 – Subsequent Events

The Company has evaluated subsequent events through August 25th, 2023, the date on which these financial statements were issued, and has determined there are no material subsequent events to disclose.

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

The Company is not a “shell company,” since its filing of its Form 10 with the SEC on January 19, 2021, as it has formal operations, emplaced Board, and actively pursuing several current projects, despite having no significant cash on hand since the change in control of July 6th, 2020. As of June 30, 2023, the Company had $176,123 in cash. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

Stockholders’ Equity

Since its inception on August 16, 2010, the Company had accumulated deficit of $60,433,918 as of three months ended June 30, 2023.

The aggregated loss is related to the capital invested in advances real estate membership interest, which has future positive cash flow after completion and stabilization. See note 5.

Authorized Shares

Common Stock

The Company is authorized to issue up to 500,000,000 shares of common stock, par value $0.001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights. As of June 30, 2023, 75,760,321 shares of common stock were issued and outstanding.

Preferred shares

The Company Authorizes and hereby creates 5,000,000 (Five Million) shares of preferred stock, with conversion rights of 1:1 (one to one), but with 30:1 voting rights. As of June 30, 2023, 0 shares of preferred stock were issued and outstanding.

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

Results of Operations

For the Three Months Ended June 30, 2023, and 2022

Revenues

The Company has earned $17,500 in revenue from underwriting services for the three months ended June 30, 2023.

Operating Expenses

For the three months ended June 30, 2023, our total operating expenses were $70,876 compared to $422,560 for the three months ended June 30, 2022, resulting in a decrease of $351,684. The decrease is attributable to a total decrease of $351,684 in general administration expenses.

Net Operating loss

Net Operating loss was $53,376 compared to net Operating loss of $422,560 for the three months ended June 30, 2023, and June 30, 2022, for the reasons explained above.

Net loss from Continuing Operations

Net loss was $88,865 compared to a net loss of $610,074 for the three months ended June 30, 2023, and June 30, 2022. The decrease is attributable to a total decrease of $351,684 in general administration expenses and an decrease in other expenses of $152,025 and an increase in gross profit of $17,500.

Net loss from discontinuing Operations

Net loss from discontinuing Operations was $ 0 compared to a net loss of $ 8,158,739 for the three months ended June 30, 2023, and June 30, 2022 respectively. The decrease is attributable to discontinuing operations related to Investments in Real Estate Membership Interests.

Other Income

Other Income/(Expense) decreased to $(35,489) for the period ended June 30, 2023, from $(187,514) for the period ended June 30, 2022. The decrease was directly related to the swings in derivative fair values of $56,315. This was offset by a decrease in interest expense of $95,710 when compared to the period ended June 30, 2022.

For the Six Months Ended June 30, 2023, and 2022

Revenues

The Company has earned $24,450 in revenue from real estate brokerage & underwriting services for the six months ended June 30, 2023.

Operating Expenses

For the six months ended June 30, 2023, our total operating expenses were $274,839 compared to $721,209 for the six months ended June 30, 2022, resulting in a decrease of $446,371. The decrease is attributable to a total decrease of $446,371 in general administration expenses.

Net Operating loss

Net Operating loss was $256,339 compared to net Operating loss of $721,209 for the six months ended June 30, 2023, and June 30, 2022, for the reasons explained above.

Net loss from Continuing Operations

Net loss was $336,000 compared to a net loss of $758,450 for the six months ended June 30, 2023, and June 30, 2022. The decrease is attributable to a total decrease of $446,371 in general administration expenses and an increase in other expenses of $42,420 and an increase in gross profit of $18,500.

Net loss from discontinuing Operations

Net loss from discontinuing Operations was $ 0 compared to a net loss of $ 8,158,739 for the three months ended June 30, 2023, and June 30, 2022 respectively. The decrease is attributable to discontinuing operations related to Investments in Real Estate Membership Interests.

Other Income

Other Income/(Expense) increased to $(79,661) for the period ended June 30, 2023, from $(37,241) for the period ended June 30, 2022. The decrease was directly related to the swings in derivative fair values of $308,422. This was offset by a decrease in interest expense of $265,950 when compared to the period ended June 30, 2022.

Liquidity and Capital Resources

Overview

The Company’s cash and cash equivalents balance was $176,123 as of June 30, 2023.

Net cash provided in the Company’s operating activities during the six months ended June 30, 2023, was $74,394 as compared to net cash used in the operating activities of $813,031 during the corresponding period ended June 30, 2022. The change was primarily due to decrease in net loss and an increased prepaid expenses of $60,910, an increase in accounts payable of $173,370, an increase in interest payable of $62,400, an increase in note payable of $97,600 and an increase of $135,433 in the accrued expenses between the two periods.

Net cash used in investing activities for the quarter ended June 30, 2023, and 2022 was $0 and $0, respectively.

Net cash used in financing activities for the quarter ended June 30, 2023, and 2022 was $0 and $0, respectively.

Since its inception on August 16, 2010, the Company had a cumulative deficit of $60,433,918 and we have a working capital deficit of $5,443,413 as of June 30, 2023. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and the ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from contributions of our majority shareholder and by raising equity and convertible loans.

As of June 30, 2023, our cash balance was $176,123 we believe we will require a minimum of $5,000,000 in working capital over the next 12 months to grow the company as currently planned, covering our operating costs and maintaining our regulatory reporting and filings. Should our revenues not materialize as expected, or if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses; we may need funds in excess of that currently planned.

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

Lease

On January 2, 2020, the Company adopted FASB ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not records assets/liabilities for short term leases as of June 30, 2023.

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

Stock-based Compensation

Stock-based compensation cost to employees is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award). Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The company has no stock-based compensation plan established as of June 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of June 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of June 30, 2023 conducted as part of our preparation of the quarterly unaudited condensed financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

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

As a result of the management evaluation of company internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2023, the Company’s internal control over financial reporting was not based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Recent Sale of Unregistered Securities

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.XBRL	Inline XBRL Taxonomy files

* Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 25, 2023	By:	/s/ Richard Balles
Richard Balles Director, Chief Executive Officer
COMMUNITY REDEVELOPMENT INC.

