Form 10-Q
period 2023-09-30
Community Redevelopment Inc.
filed 2023-11-20
CIK 1084551

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of November 20th, 2023, the registrant had 86,038,098 shares of its Common Stock, $0.001 par value, outstanding.

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

PART I. Financial Information

Item 1. Consolidated Financial Statements

COMMUNITY REDEVELOPMENT INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2023

Community Redevelopment Inc.

Balance Sheet

	As of 09/30/2023	As of 12/31/2022
	Unaudited	Audited
Assets
Current Assets:
Cash	$118,245	$101,728
Restricted Cash	–	160,504
Total current assets	118,245	262,232
Construction in Progress	12,552,997	6,131,000
Other Assets
Other Assets - Good Faith Deposits & Prepaid Expenses	148,474	73,508
Other Receivables - Security Deposits	459,509	1,096,881
Investments in Real Estate Interests - Held for Sale	20,696	20,696
Total assets	$13,299,920	$7,584,318

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$237,549	$85,848
Credit card payable	–	3,831
Accrued expenses	241,926	68,602
Interest Payable	158,385	60,496
Notes Payable	672,600	180,000
Convertible Notes Payable, net of discount	563,056	555,556
Derivatives on Convertible Note	747,070	747,070
Advance from customers	29,276	–
Short Term Loan	879,549	928,965
Mortgage on property, current	2,720,750	2,552,209
Total current liabilities	6,250,161	5,182,577

Long Term Liabilities
Mortgage on property	7,834,062	2,767,873
Total Long term liabilities	7,834,062	2,767,873
Total liabilities	14,084,223	7,950,450

Stockholders' Equity
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 0 shares and 1,000,000 shares issued and outstanding at September 30, 2023 and December 31, 2022 respectively.	–	–
Common stock: $0.001 par value; 500,000,000 shares authorized and 86,038,098 shares and 73,390,321 shares issued and outstanding at September 30, 2023 and December 31, 2022 respectively.	86,038	73,390
Additional paid in capital	59,887,663	59,648,395
Shares Committed to be issued	40,000	10,000
Accumulated deficit	(60,798,004)	(60,097,918)
Total shareholders' equity (Deficit)	(784,303)	(366,132)
Total liabilities and Stockholders' Equity (Deficit)	$13,299,920	$7,584,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

Community Redevelopment Inc.

Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September, 30,		September, 30,
	2023	2022	2023	2022

Revenue	$–	$10,645	$6,950	$10,645

Cost of Services	–	(9,450)	(5,950)	(9,450)

Gross Profit	–	1,195	1,000	1,195

Operating expenses:
General and Administrative	328,598	850,421	603,437	1,571,631
Total Operating Expenses	328,598	850,421	603,437	1,571,631

Loss from Operations	(328,598)	(849,226)	(602,437)	(1,570,436)
Other income (expense):
Interest expense	(35,489)	(206,171)	(115,201)	(551,833)
Interest Income	–	89	–	89
Other income	–	329	17,551	329
Change in the fair value of derivative	–	(99,695)	–	208,727
Total other income (Expense)	(35,489)	(305,447)	(97,650)	(342,688)

Loss from Continuing Operations	(364,087)	(1,154,674)	(700,086)	(1,913,124)

Loss from Discontinued Operations	–	–	–	(8,158,739)

Net Loss	$(364,087)	$(1,154,674)	$(700,086)	$(10,071,862)

Net (loss) per share attributable to common stockholders, basic and diluted	$(0.005)	$(0.029)	$(0.009)	$(0.252)

Weighted average shares outstanding, basic and diluted	76,877,471	39,891,755	76,877,471	39,891,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

Community Redevelopment Inc

Statement of Stockholders' Equity (Deficit)

Unaudited

	Preferred Stock		Common Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares Committed	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, December 31, 2020	–	$–	1,250,488	$1,250	1,000,000	$1,000	$123,798.00	$(904,056)	$(778,008)

Issuance of Common Stock for Services	–	–	23,827,039	23,827	(1,000,000)	(1,000)	9,534,290	–	9,557,117

Issuance of Common Stock for Debt	–	–	1,249,511	1,250	–	–	743,930	–	745,180
									–
Issuance of Common Stock - Under the Merger Agreement	–	–	17,750,000	17,750	–	–	53,232,250	–	53,250,000
									–
Issuance of Preferred Stock - Under the Merger Agreement	1,000,000	1,000	–	–	–	–	2,999,000	–	3,000,000
									–
Net Loss	–	–	–	–	–	–	–	(48,372,624)	(48,372,624)
Balance, December 31, 2021	1,000,000	1,000	44,077,038	44,077	–	–	66,633,268	(49,276,680)	17,401,665

Shares issued for services	–	–	11,314,262	11,314	–	–	1,211,911	–	1,223,225

Shares issued for conversion of Loan	–	–	1,420,700	1,421	–	–	71,594	–	73,015

Shares issued for membership interest in real estate	–	–	34,328,321	34,328	–	–	2,025,372	–	2,059,701

Shares Cancelled	(1,000,000)	(1,000	(17,750,000)	(17,750)	–	–	(10,293,750)	–	(10,312,500)

Shares Committed to issue	–	–	–	–	250,000	10,000	–	–	10,000

Net Loss	–	–	–	–	–	–	–	(10,821,237)	(10,821,237)
Balance, December 31, 2022	–	–	73,390,321	73,390	250,000	10,000	59,648,395	(60,097,917)	(366,132)

Shares issued for conversion of Loan	–	–	5,097,777	5,098	–	–	94,318	–	99,416

Shares issued for services	–	–	7,550,000	7,550	–	–	144,950	–	152,500

Shares Committed to issue	–	–	–	–	600,000	30,000	–	–	30,000

Net Loss	–	–	–	–	–	–	–	(700,086)	(700,086)
Balance, September 30, 2023	–	$–	86,038,098	$86,038	850,000	$40,000	$59,887,663	$(60,798,003)	$(784,303)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Community Redevelopment Inc.

Statement of Cash Flows

(Unaudited)

	For the Quarter Ended 09/30/2023	For the Quarter Ended 09/30/2022
Cash flow from Operating Activities
Net loss	$(700,086)	$(10,071,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued Operations	–	8,158,739
Shares Issued for services	152,500	716,145
Gain(Loss) on derivative liabilities		244,417
Change In:
Increase/(Decrease) in Prepaid Expenses	(74,965)	(41,229)
Increase/(Decrease) in Accounts Payable	147,870	12,245
Increase/(Decrease) in Interest Payable	105,389	8,274
Increase/(Decrease) in Other Receivables	–	(34,209)
Increase/(Decrease) in Advances	29,276	–
Increase/(Decrease) in Interest Receivable	–	(89)
Increase/(Decrease) in Notes Payable	25,000	–
Increase/(Decrease) in Accrued expenses	183,933	(3,500)
Net cash provided(used) in operating activities	(131,083)	(1,011,070)

Investing Activities
Increase in investment in capital work in progress	(350,000)	(85,196)
Net cash used in investing activities	(350,000)	(85,196)

Financing Activities
Proceeds for shares committed	30,000
Proceeds from notes payable	450,000	170,000
Loan from shareholders	17,600
Net cash provided in financing activities	497,600	170,000

Net increase (decrease) in cash and cash equivalents	16,517	(926,266)
Cash and Cash Equivalents at beginning of period	101,728	1,084,486
Cash and Cash Equivalents at end of period	$118,245	$158,220
	$–	–

Supplemental disclosure of cash flow information:
Supplemental disclosure of cash and non-cash financing activities
Shares issued for Services	$152,500	$716,145
Shares issued for conversion of loan	$50,000	$–

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

September 30, 2023	Total	Level 1	Level 2	Level 3

Derivative liabilities	$747,070	$–	$–	$747,070

December 31, 2022	Total	Level 1	Level 2	Level 3

Derivative liabilities	$747,070	$–	$–	$747,070

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

	September 30, 2023	September 30, 2022
Numerator:
Net loss	$(700,086)	$(10,071,862)
Denominator:
Weighted average common shares outstanding—basic	76,877,471	39,891,755
Dilutive common stock equivalents
Weighted average common shares outstanding—diluted	76,877,471	39,891,755
Net loss per share:
Basic	$(0.009)	$(0.252)
Diluted	$(0.009)	$(0.252)

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

Note 3 - Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated loss of $60,798,004 as of September 30, 2023. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

During the Three months ending September 30, 2023, 86,038,098 shares of common and 0 shares of preferred were issued and outstanding.

Note 5 - Construction In progress - Real Estate Properties

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

We have recorded the Construction In progress details of the Properties as follows:

Property Name	9/30/2023

1000 18th Street	3,423,989
1320 8th Street	4,694,092
1618 21st Place	4,434,916
Total	$12,552,997

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

Convertible notes payable, consist of the following at September 30, 2023:

	9/30/2023	12/31/2022
Note payable to an unrelated party, matured April 8, 2022, with interest at 10%, convertible into common shares of the Company	$281,528	$277,778
Note payable to an unrelated party, matured September 20, 2022, with interest at 10%, convertible into common shares of the Company	281,528	277,778
Total	$563,056	$555,556

Note 7: Short Term Loan

On November 30th, 2021, the Company executed a short-term loan of $1,000,000 Secured Note, by 1,500,000 shares of CRDV stock (reserved in bank’s name, subject to loan and stock pledge agreement with NextBank International, Inc,.

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

The Company entered into a 1 year Convertible Promissory Note for $500,000 with TomorrowPay LLC on July 31st, 2023. On September 11th, 2023, TomorrowPay LLC converted $50,000 of their Note into 2,777,777 common shares.

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

Note 9 – Commitments & Contingencies

On April 8th, 2021, the Company executed a Senior Secured Convertible Promissory Note, Securities Purchase Agreement and ancillary agreements (collectively, the “Agreements”) with Leonite Capital, LLC Per the terms of the Agreements with Leonite Capital, LLC, the Company may borrow up to $500,000; of which $500,000 was tendered, which is open with right of redemption for one year. As of September 13th, 2022, the Company has been deemed to be in default of said Note, and Leonite has given notice of its intent to enforce a UCC lien.

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

Note 11 – Subsequent Events

The Company has evaluated subsequent events through November 20th, 2023, the date on which these financial statements were issued, and has determined there are no material subsequent events to disclose.

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

Properties Acquired by the Red Hills Capital Advisors LLC.

As of September 20, 2021, we acquired membership interests in advance in real estate. The Consideration for this transaction on the part of the Company was the issuance of 17,750,000 common shares and 1,000,000 Preferred shares with 1:1 conversion, and 30:1 voting ratio. The stock value of the investment is $18,471,239.

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

The Company is not a “shell company,” since its filing of its Form 10 with the SEC on January 19, 2021, as it has formal operations, emplaced Board, and actively pursuing several current projects, despite having no significant cash on hand since the change in control of July 6th, 2020. As of September 30, 2023, the Company had $176,123 in cash. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated loss of $60,798,004 as of September 30, 2023. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Stockholders’ Equity

Since its inception on August 16, 2010, the Company had accumulated deficit of $60,798,004 as of September 30, 2023.

The aggregated loss is related to the capital invested in advances real estate membership interest, which has future positive cash flow after completion and stabilization. See note 5.

Authorized Shares

Common Stock

The Company is authorized to issue up to 500,000,000 shares of common stock, par value $0.001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights. As of September 30, 2023, 86,038,098 shares of common stock were issued and outstanding.

Preferred shares

The Company Authorizes and hereby creates 5,000,000 (Five Million) shares of preferred stock, with conversion rights of 1:1 (one to one), but with 30:1 voting rights. As of September 30, 2023, 0 shares of preferred stock were issued and outstanding.

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

Results of Operations

For the Three Months Ended September 30, 2023, and 2022

Revenues

The Company has earned $0 for the three months ended September 30, 2023 compared to $10,645 for the three months ended September 30, 2022.

Operating Expenses

For the three months ended September 30, 2023, our total operating expenses were $328,598 compared to $850,421 for the three months ended September 30, 2022, resulting in a decrease of $521,823. The decrease is attributable to a total decrease of $521,823 in general administration expenses.

Net Operating loss

Net Operating loss was $328,598 compared to net Operating loss of $850,421 for the three months ended September 30, 2023, and September 30, 2022, for the reasons explained above.

Net loss from Continuing Operations

Net loss was $364,087 compared to a net loss of $1,154,674 for the three months ended September 30, 2023, and September 30, 2022. The decrease is attributable to a total decrease of $521,823 in general administration expenses and an decrease in other expenses of $269,959 and an increase in gross profit of $1,195.

Net loss from discontinuing Operations

Net loss from discontinuing Operations was $0 compared to a net loss of $ 0 for the three months ended September 30, 2023, and September 30, 2022 respectively.

Other Income

Other Income/(Expense) decreased to $(35,489) for the period ended September 30, 2023, from $(305,447) for the period ended September 30, 2022. The decrease was directly related to the swings in derivative fair values of $99,695. This was offset by a decrease in interest expense of $206,171 when compared to the period ended September 30, 2022.

For the Nine Months Ended September 30, 2023, and 2022

Revenues

The Company has earned $6,950 in revenue from real estate brokerage services for the nine months ended September 30, 2023 compared to $10,645 for the nine months ended September 30, 2022.

Operating Expenses

For the nine months ended September 30, 2023, our total operating expenses were $603,437 compared to $1,571,631 for the nine months ended September 30, 2022, resulting in a decrease of $968,194. The decrease is attributable to a total decrease of $968,194 in general administration expenses.

Net Operating loss

Net Operating loss was $603,437 compared to net Operating loss of $1,571,631 for the nine months ended September 30, 2023, and September 30, 2022, for the reasons explained above.

Net loss from Continuing Operations

Net loss was $700,086 compared to a net loss of $1,913,124 for the nine months ended September 30, 2023, and September 30, 2022. The decrease is attributable to a total decrease of $968,194 in general administration expenses and an decrease in other expenses of $245,038 and an increase in gross profit of $195.

Net loss from discontinuing Operations

Net loss from discontinuing Operations was $0 compared to a net loss of $ 8,158,739 for the nine months ended September 30, 2023, and September 30, 2022 respectively. The decrease is attributable to discontinuing operations related to Investments in Real Estate Membership Interests.

Other Income

Other Income/(Expense) decreased to $(97,650) for the period ended September 30, 2023, from $(342,688) for the period ended September 30, 2022. The decrease was directly related to the swings in derivative fair values of $208,727. This was offset by a decrease in interest expense of $436,632 and other income of $17,752 when compared to the period ended September 30, 2022.

Liquidity and Capital Resources

Overview

The Company’s cash and cash equivalents balance was $118,245 as of September 30, 2023.

Net cash provided/(used) in the Company’s operating activities during the nine months ended September 30, 2023, was $131,083 as compared to net cash used in the operating activities of $1,011,070 during the corresponding period ended September 30, 2022. The change was primarily due to decrease in net loss and an increased prepaid expenses of $74,965, an increase in accounts payable of $147,870, an increase in interest payable of $105,389 increase in the advances $29,276 an increase of $183,933 in the accrued expenses between the two periods.

Net cash used in investing activities for the quarter ended September 30, 2023, and 2022 was $350,000 and $0, respectively.

Net cash provided in financing activities for the quarter ended September 30, 2023, and 2022 was $497,600 and $170,000 respectively. The change was primarily due increase in proceeds for shares committed $30,000, an increase in notes payable of $450,000, an increase in shareholders loan of $17,600 between the two periods.

Since its inception on August 16, 2010, the Company had a cumulative deficit of $60,798,004 and we have a working capital deficit of $6,131,916 as of September 30, 2023. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and the ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from contributions of our majority shareholder and by raising equity and convertible loans.

As of September 30, 2023, our cash balance was $118,245 we believe we will require a minimum of $5,000,000 in working capital over the next 12 months to grow the company as currently planned, covering our operating costs and maintaining our regulatory reporting and filings. Should our revenues not materialize as expected, or if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses; we may need funds in excess of that currently planned.

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

Lease

On January 2, 2020, the Company adopted FASB ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not records assets/liabilities for short term leases as of September 30, 2023.

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

Stock-based Compensation

Stock-based compensation cost to employees is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award). Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The company has no stock-based compensation plan established as of September 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of September 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of September 30, 2023 conducted as part of our preparation of the quarterly unaudited condensed financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

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

As a result of the management evaluation of company internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2023, the Company’s internal control over financial reporting was not based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Recent Sale of Unregistered Securities

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.XBRL**	Inline XBRL Taxonomy files

* Filed along with this document.

** To be filed by amendment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 20, 2023	By:	/s/ Richard Balles
Richard Balles Director, Chief Executive Officer
COMMUNITY REDEVELOPMENT INC.

