Form 10-Q/A
period 2023-09-30
Community Redevelopment Inc.
filed 2023-11-21
CIK 1084551

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This 10-Q Amendment 1 for the period ended September 30, 2023 is being filed solely to file the XBRL component.

2

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

4

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

Community Redevelopment Inc.

Statement of Cash Flows

(Unaudited)

	For the Quarter Ended 09/30/2023	For the Quarter Ended 09/30/2022
Cash flow from Operating Activities
Net loss	$(700,086)	$(10,071,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued Operations	–	8,158,739
Shares Issued for services	152,500	716,145
Gain(Loss) on derivative liabilities	–	244,417
Change In:
Increase/(Decrease) in Prepaid Expenses	(74,965)	(41,229)
Increase/(Decrease) in Accounts Payable	147,870	12,245
Increase/(Decrease) in Interest Payable	105,389	8,274
Increase/(Decrease) in Other Receivables	–	(34,209)
Increase/(Decrease) in Advances	29,276	–
Increase/(Decrease) in Interest Receivable	–	(89)
Increase/(Decrease) in Notes Payable	25,000	–
Increase/(Decrease) in Accrued expenses	183,933	(3,500)
Net cash provided(used) in operating activities	(131,083)	(1,011,070)

Investing Activities
Increase in investment in capital work in progress	(350,000)	(85,196)
Net cash used in investing activities	(350,000)	(85,196)

Financing Activities
Proceeds for shares committed	30,000	–
Proceeds from notes payable	450,000	170,000
Loan from shareholders	17,600	–
Net cash provided in financing activities	497,600	170,000

Net increase (decrease) in cash and cash equivalents	16,517	(926,266)
Cash and Cash Equivalents at beginning of period	101,728	1,084,486
Cash and Cash Equivalents at end of period	$118,245	$158,220

Supplemental disclosure of cash flow information:
Supplemental disclosure of cash and non-cash financing activities
Shares issued for Services	$152,500	$716,145
Shares issued for conversion of loan	$50,000	$–

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

Item 2. Recent Sale of Unregistered Securities

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.XBRL*	Inline XBRL Taxonomy files

* Filed along with this document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2023	By:	/s/ Richard Balles
Richard Balles Director, Chief Executive Officer
COMMUNITY REDEVELOPMENT INC.

