Form 10-K
period 2023-12-31
Community Redevelopment Inc.
filed 2025-03-19
CIK 1084551

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________, to ______________.

Commission File Number 000-26439

COMMUNITY REDEVELOPMENT INC.

(Exact name of registrant as specified in its charter)

Colorado	85-2629422
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7535 E Hampden Ave, Ste#400
Denver, CO	80231
(Address of principal executive offices)	(Zip Code)

(774) 573-9114
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on Dec 31, 2023, as reported on the OTC Markets Group, Inc., was $34,000.

As of December 31, 2023, there were 341,068,840 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

ii

PART I

ITEM 1. BUSINESS

Overview

Community Redevelopment, Inc. was incorporated in the State of Oklahoma on August 16th, 2010, under the name Crosswind Renewable Energy Corp. At the time of its creation, the Company had been engaged in marketing renewable energy, sales, and marketing of turbines, lighting, and solar energy sources. On July 6th, 2020, the company completed a transaction whereby changing the core business of the Company which is now that of the newly merged business called Community Redevelopment, Inc. Community Redevelopment, Inc. operates as a community-oriented real estate redeveloper targeting economic growth and opportunity zones in secondary and tertiary value-added markets. The Company’s name was formally changed to Community Redevelopment Inc. (CRDV) on June 24th, 2020, as part of the overall transaction and to reflect the new mission of the company.

We will build the company’s assets and revenues through targeted mergers, acquisitions and joint-ventures specifically of database technology, small business financial boutique companies, accounting firms, and businesses with manufacturing and real estate properties. We will provide an experienced management team with many years of management and business expertise to provide the highest levels of management support overseeing companies in different corporate verticals. Our vision is to identify, target and acquire companies that will help Community Redevelopment Inc., grow with timely acquisitions of businesses in multiple verticals. This will provide long-term value to investors while staying true to our mission of enhancing critical management of disparate vertical companies.

ITEM 1A. RISK FACTORS

As a smaller reporting company this is not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Do not maintain any offices. This office belongs to the CEO Phillip Sands and there is no charge for use to the Company.

ITEM 3. LEGAL PROCEEDINGS

On November 11th, 2024, a judgement in the amount of $289,460.37 was entered by an ex-employee of the Company for the money owed. The Company under the new management is in conversation with the legal counsel to resolve this matter.

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

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Legacy Stock Transfer, 16801 Addison Rd Ste#247, Addison, TX 75001. On December 31st, 2023, the shareholders' list of our shares of common stock showed 153 registered holders of our shares of common stock and 341,068,840 shares of common stock issued and outstanding.

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

Company Overview

Community Redevelopment, Inc. was formed on August 16, 2010, as Crosswind Renewable Energy Corp. an Oklahoma corporation and was formally renamed as Community Redevelopment Inc. on June 24, 2020. The company Community Redevelopment Inc., will now operate as a holding company and will target strategic companies for business growth in targeted business verticals, such software financials, accounting, healthcare and real estate. Our vision is to identify and target multiple businesses within various verticals such as finance, software technology, accounting, healthcare and real estate. This will provide long-term value to investors while staying true to our mission of enhancing communities.

Our focus is to acquire existing revenue based companies with experienced management, direction, growth and investment capital for growth of the companies and ultimately the parent company as the holder. Our board of directors will at all times have oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure.

Properties Acquired by the Red Hills Capital Advisors LLC.

As of September 20, 2021, we acquired membership interests in advance in real estate. The Consideration for this transaction on the part of the Company was the issuance of 17,750,000 common shares and 1,000,000 Preferred shares with 1:1 conversion, and 30:1 voting ratio. The stock value of the investment is described below:

		The Company’s Investment
Venture	Ownership Interest	December 31, 2023	December 31, 2022

Fort Washington Livingston Pace, LLC (1)	24.50%	$5,066,359	$5,066,359
Suitland Holdings Pace A and Pace B, LLC	24.50%	2,236,430	2,236,430
Velocity Ventures, LLC	49.00%	302,482	302,482
Marlow Heights Branch Pace, LLC	24.50%	671,576	671,576
Capheights Hill Pace, LLC	24.50%	134,750	134,750
Capheights Central Dev, LLC (2)	24.50%	5,320,331	5,320,331
Capheights Velocity Services, LLC	24.50%	465,872	465,872
COZ Manager, LLC (2)	12.25%	4,273,439	4,273,439
Total		$18,471,239	$18,471,239

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

The Company is not a “shell company,” since its filing of its Form 10 with the SEC on March 01, 2025, and has formal operations, emplaced Board, an Audit Committee and actively pursuing several current projects, despite having no cash on hand since the change in control on December 2nd 2023. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

While the Company has limited assets and no revenues to date, the Company has experienced management in finance, accounting, and business management and consultation has experience in identifying targeted strategic companies in alliance with its core business of finance, software technology, accounting, healthcare and real estate ventures. The Company will consider the following kinds of factors:

(a) Potential for incremental growth indicated by dynamic small-cap companies with a need of proven senior management skills to help increase revenue growth and exit strategy.

(b) Company will be competitive comparatively competitive to other holding companies of similar size and experience.

(c) We will reflect business strength and experience with many years of senior management experience.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, the Company did not engage any independent auditors to audit the financials and report on the unaudited financial statements for the year ended December 31, 2023, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our current legal counsel.

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

Stockholders’ Equity

Since its inception on August 16, 2010, the Company has accumulated deficit of $60,097,918 as of twelve months ended December 31, 2023.

The aggregated loss is related to the capital invested in advances real estate membership interest, which has future positive cash flow after completion and stabilization. See note 5.

Corporate losses starting by inception of company as outlined in note 5 were accumulated by previous management prior to new management taken over CRDV in December of 2023.

Authorized Shares

Common Stock

The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value $0.001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Preferred shares

Preferred Class A: 10,000,000 (1:70 / 1 preferred shares = 70 common shares). This will have similar voting rights 1:70. Non-dilutable shares //

Preferred Class B: 1,000,000 (1:300 / 1 preferred shares = 300 common shares). This will not have any voting rights and non-dilutable shares //

Preferred Class C: 10,000,000 (1:30 / 1 preferred shares = 30 common shares).

Commitments and Contingencies

In the fiscal year 2023, the Company did not execute any types of Convertible Promissory Note, Securities Purchase Agreement, and short term loans.

The Company still maintains all types of Convertible Promissory Note, Securities Purchase Agreement, and short term loans from fiscal years 2021, and 2022.

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

Results of Operations

For the Twelve Months Ended December 31, 2023

Revenues

The Company has not earned any revenue for the twelve months ended in December 31, 2023.

Operating Expenses

For the twelve months ended December 31, 2023, our total operating expenses were $494,987.58.

Net Operating loss

For the twelve months ended December 31, 2023, our total operating expenses were $494,987.58.

Other Income (Expense)

There was no income for the twelve months ended December 31, 2023.

Total Loss

Total loss was $494,987.58 the twelve months ended December 31, 2023. This unrealized loss on investments, which is the dollar value of the common shares issued for to Phillip Sands, Michael Zinc, Midfett Parker, Thomas Rand, Laura Fritts, First Funding, SC & H, Doty Scott Enterprise, Practice LLP, Insight Accounting, Leonite Capital, Rent Coetzee, Global One, and M S Madhava Rao.

Liquidity and Capital Resources

Overview

Since its inception on August 16, 2010, the Company had a cumulative deficit of $60,097,918 and we have a working capital deficit of $49,900,253.58 as of December 31, 2023. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and the ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from contributions of our majority shareholder and by raising equity and convertible loans.

We believe we will require a minimum of $10,000,000 in working capital over the next 12 months to grow the company as currently planned, covering our operating costs and maintaining our regulatory reporting and filings. Should our revenues not materialize as expected, or if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses; we may need funds in excess of that currently planned.

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

Lease

The Company has not entered in to any short term or long term leases as of December 31, 2023.

Revenue Recognition

The Company did not recognize any revenue as of December 31, 2023.

Income Taxes

The Company did not file any taxes as of December 31, 2023.

Stock-based Compensation

Stock-based compensation cost to employees is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award). Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The company has no stock-based compensation plan established as December 31, 2023.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index:

Audit Report

Community Redevelopment Inc.

Consolidated Balance Sheets

Unaudited

	For the year ended December 31,
	2023	2022

Assets
Current Assets:
Cash	$118,245	$101,728
Restricted Cash	–	160,504
Other Current Assets	–	73,509
Total current assets	118,245	335,742
Investments in Real Estate Membership Interests	13,81,675	7,248,577
Total assets	13,299,920	$7,584,318

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$237,549	$85,848
Credit card payable	–	3,831
Accrued expenses	241,926	68,602
Interest Payable	158,385	60,496
Notes Payable	672,600	180,000
Convertible Notes Payable, net of discount	563,056	555,556
Derivatives on Convertible Note	747,070	747,070
Advance from customers	29,276	–
Short Term Loan	879,549	928,965
Mortgages on property, current	2,720,750	2,552,209
Total current liabilities	6,250,161	5,182,577

Long Term Liabilities
Mortgage on property	7,834,062	2,767,873
Total Long term liabilities	7,834,062	2,767,873
Total liabilities	14,084,223	7,950,450

Stockholders' Equity

Preferred stock: $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2023 and 2022 respectively.	–	–
Common stock: $0.001 par value; 500,000,000 shares authorized; 86,038,098 shares issued and outstanding at December 31, 2023 and 73,390,321 shares issued and outstanding at December 31, 2022	86,038	73,390
Additional paid in capital	59,887,663	59,648,395
Shares Committed to be issued	40,000	10,000
Accumulated deficit	(60,798,004)	(60,097,918)
Total shareholders' equity (Deficit)	(784,303)	(366,132)
Total liabilities and Stockholders' Equity (Deficit)	$13,299,920	$7,584,318

See Accompanying Notes to Consolidated Financial Statements.

Community Redevelopment Inc.

Income Statement

Unaudited

	For the Fiscal Year Ended
	December 31,
	2023	2022

Revenue	$6,950	$93,750

Cost of Services	(5,950)	(87,508)

Gross Profit	1,000	6,242

Operating expenses:
General and Administrative	603,437	2,281,261
Total Operating Expenses	603,437	2,281,261

Loss from Operations	(602,437)	(2,275,019)

Other income (expense):
Interest expense	(115,201)	(583,921)
Other income	17,551	1,053
Change in the fair value of derivative	–	195,388
Total other income (Expense)	(97,650)	(387,479)

Loss from Continuing Operations	(700,087)	(2,662,498)

Loss from Discontinued Operations	–	(8,158,739)

Net Loss	$(700,087)	$(10,821,237)

Net (loss) per share attributable to common stockholders, basic and diluted	$(0.009)	$(0.22)

Weighted average shares outstanding, basic and diluted	76,877,471	49,368,370

See Accompanying Notes to Consolidated Financial Statements.

Community Redevelopment Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

Unaudited

	Preferred Stock		Common Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares Committed	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, December 31, 2021	1,000,000	$1,000	44,077,038	$44,077	–	$–	$66,633,268	$(49,276,680)	$17,401,665

Shares issued for services	–	–	11,314,262	11,314	–	–	1,211,911	–	1,223,225
Shares issued for conversion of Loan	–	–	1,420,700	1,421	–	–	71,594	–	73,015
Shares issued for membership interest in real estate	–	–	34,328,321	34,328	–	–	2,025,372	–	2,059,701
Shares Cancelled	(1,000,000)	(1,000)	(17,750,000)	(17,750)	–	–	(10,293,750)	–	(10,312,500)
Shares Committed to issue	–	–	–	–	250,000	10,000	–	–	10,000
Net Loss	–	–	–	–	–	–	–	(10,821,237)	(10,821,237)

Balance, December 31, 2022	–	$–	73,390,321	$73,390	250,000	$10,000	$59,648,395	$(60,097,917)	$(366,132)

Shares issued for conversion of Loan	–	–	5,097,777	5,098	–	–	94,318	–	99,416
Shares issued for services	–	–	7,550,000	7,550	–	–	144,950	–	152,500
Shares committed to be issued	–	–	–	–	600,000	30,000	–	–	30,000
Net Loss	–	–	–	–	–	–	–	(700,087)	(700,087)

Balance, December 31, 2023	–	$–	86,038,098	$86,038	850,000	$40,000	$59,887,663	$(60,798,003)	$(784,3035)

See Accompanying Notes to Consolidated Financial Statements.

Community Redevelopment Inc.

Consolidated Statements of Cash Flows

Unaudited

	For the Year Ended December 31,
	2023	2022
Cash flow from Operating Activities
Net loss	$(700,086)	$(10,821,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	–	8,158,739
Shares issued for services	152,500	1,223,225
Shares issued for conversion of loan	–	73,015
Shares issued for membership interest in real estate	–	2,059,701
Gain (loss) on derivative liabilities	–	257,756
Change In:
Increase (decrease) in Prepaid Expenses	(74,965)	(14,008)
Increase in Accounts payable	147,870	15,581
Increase in Interest payable	105,389	30,403
Increase in Advances	29,276	–
Increase in Note payable	25,000	180,000
Increase in Accrued expenses	183,933	63,602
Net cash provided (used) in operating activities	(131,083)	1,226,775

Cash flow from Investing Activities
Increase in short term investments	–	(220,004)
Increase in long term investments		(7,248,577)
Increase in investment in capital work in progress	(350,000)	–
Net cash used in investing activities	(350,000)	(7,468,581)

Cash flow from Financing Activities
Proceeds from shares committed	30,000	10,000
Proceeds from notes payable	450,000	5,320,082
Increase/decrease in short-term loan	–	(17,035)
Proceeds from loan from shareholders	17,600	–
Net cash provided in financing activities	497,600	5,259,047

Net increase (decrease) in cash and cash equivalents	16,517	(982,757)

Cash and Cash Equivalents at beginning of period	101,728	1,084,486

Cash and Cash Equivalents at end of period	$118,245	$101,728

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$127,638
Cash paid for taxes	$–	$–

Supplemental disclosure of cash and non-cash financing activities
Share cancelled in the reversal of Investments in Real Estate Membership Interest in exchange of Stock	$–	$10,312,500
Share issued towards Investments in Real Estate Membership Interest in exchange of Stock	$–	$2,059,701
Shares issued for services	$152,500	$1,223,225
Shares issued to settle notes payable	$–	$73,015
Shares issued for conversion of loan	$50,000	$–

See Accompanying Notes to Consolidated Financial Statements.

Community Redevelopment Inc.

Notes to Consolidated Financial Statements

December 31, 2023

Note 1–Nature of Business

Organization

Community Redevelopment, Inc. was incorporated in the State of Oklahoma on August 16th, 2010, under the name Crosswind Renewable Energy Corp. At the time of its creation, the Company had been engaged in marketing renewable energy, sales, and marketing of turbines, lighting, and solar energy sources. On July 6th, 2020, the company completed a transaction whereby changing the core business of the Company which is now that of the newly merged business called Community Redevelopment, Inc. Community Redevelopment, Inc. operates as a community-oriented real estate redeveloper targeting economic growth and opportunity zones in secondary and tertiary value-added markets. The Company’s name was formally changed to Community Redevelopment Inc. (CRDV) on June 24th, 2020, as part of the overall transaction and to reflect the new mission of the company.

The Company changed its core business structure from solely multi-family housing to include different business verticals. The company Community Redevelopment Inc., will now operate as a business holding company and will target strategic businesses and targeted companies for incremental business growth in targeted verticals, such technical, accounting, small business financing, healthcare and business real estate.

We will build the company’s assets and revenues through targeted mergers, acquisitions and joint-ventures specifically of database technology, small business financial boutique companies, accounting firms, and businesses with manufacturing and real estate properties. We will provide an experienced management team with many years of management and business expertise to provide the highest levels of management support overseeing companies in different corporate verticals. Our vision is to identify, target and acquire companies that will help Community Redevelopment Inc., grow with timely acquisitions of businesses in multiple verticals. This will provide long-term value to investors while staying true to our mission of enhancing critical management of disparate vertical companies.

Our focus is to acquire existing revenue based companies with experienced management, direction, growth and investment capital for growth of the companies and ultimately the parent company as the holder. This will provide long-term value to investors while staying true to our mission of enhancing communities.

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

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $100 million, if we issue more than $100,000 in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $80 million as of the end of the second quarter of any fiscal year following the anniversary of the initial reporting.

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

Note 2- Going Concern

The accompanying audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated loss of $700,086 as of December 31, 2023. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

December 31, 2023	Total	Level 1	Level 2	Level 3

Derivative liabilities	$747,070	$–	$–	$747,070

December 31, 2022	Total	Level 1	Level 2	Level 3

Derivative liabilities	$747,070	$–	$–	$747,070

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

	For the Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(700,086)	$(10,821,237)
Denominator:
Weighted average common shares outstanding—basic	76,877,471	49,368,370
Dilutive common stock equivalents
Weighted average common shares outstanding—diluted	76,877,471	49,368,370
Net loss per share:
Basic	$(0.009)	$(0.22)
Diluted	$(0.009)	$(0.22)

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

Preferred shares

The Company has 5,000,000 (Five Million) shares of preferred stock, with conversion rights of 1:1 (one to one), but with 30:1 voting rights. As of December 31, 2023, 0 shares of preferred stock were issued and outstanding.

Note 5 - Investments in Real Estate Joint Ventures

There are no new investments in the fiscal year 2023

See note 8 under Stock Equity and refer to last paragraph on page related to Real Estate Joint Ventures and Red Hills Capital Advisors, LLC.

We have recorded the 2022 acquisitions as follows:

December 31, 2022
Restricted Cash	$160,503
Prepaids	6,000
Land	4,514,000
Building	1,611,000
Deferred financing costs, net	278,168
Total acquisition cost	6,569,671
Accrued expenses	(8,602)
Outstanding balance on assumed mortgages	(5,598,250)
Total carrying amounts recorded	$962,819

The company continues to review and may adjust the purchase price allocations during the one-year window.

Note 6 - Notes Payable

Convertible notes payable, consist of the following at December 31, 2023:

	2023	2022
Note payable to an unrelated party, matured April 08, 2022, with interest at 10%, convertible into common shares of the Company	$277,778	$277,778
Note payable to an unrelated party, matured September 20, 2022, with interest at 10%, convertible into common shares of the Company	277,778	277,778
Less discount	–	–
Total	$555,556	$555,556

On December 31, 2023 the company secured Convertible Promissory Notes for a total amount $494,987.58 issued to Phillip Sands, Michael Zinc, Midfett Parker, Thomas Rand, Laura Fritts, First Funding, SC & H, Doty Scott Enterprise, Practice LLP, Insight Accounting, Leonite Capital, Rent Coetzee, Global One, and M S Madhava Rao.

Note 7 - Short Term Loan

On November 30, 2021, the Company executed a short-term loan of $1,000,000 Secured Note, by 1,500,000 shares of CRDV stock (reserved in bank’s name, subject to loan and stock pledge agreement with NextBank International, Inc, and secured by the then president of the company Mr. Garfield Antonio, as a personal guarantor.

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

On September 30, 2022, NextBank International, Inc, has entered into an agreement whereby it will convert the outstanding balance for shares at a strike price of $0.05, not to exceed 4.9% of the then issued and outstanding shares of the Company. As of September 30, 2022, 1,420,700 shares have been committed to be converted in exchange for $71,035 of the outstanding balance and these shares were issued to Next Bank on October 4, 2022.

Note 8 - Derivative Financial Instruments

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

Note 9 – Commitments & Contingencies

On April 8, 2021, the Company executed a Senior Secured Convertible Promissory Note, Securities Purchase Agreement, and ancillary agreements (collectively, the “Agreements”) with Leonite Capital, LLC Per the terms of the Agreements with Leonite Capital, LLC, the Company may borrow up to $555,556; of which $555,556 was tendered, which is open with right of redemption for one year. Prior to the maturity date of the Note, the Company at its option, has the right to redeem in cash in part or in whole, the amounts outstanding. Should the Fund wish to convert this debt into equity, the conversion price shall be sixty-five percent of the lowest Intraday price during the previous 21 days. Pursuant to the Agreements, the Company has earmarked the net proceeds for immediate cash infusion for normative working capital purposes and capital expenditures. Leonite Capital. has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our Common Stock during any time. The foregoing is a summary description of certain terms of the Agreements. For a full description of all terms, please refer to the 8k filed with the SEC and accompanying exhibits thereto. As of September 13, 2022, the Company has been deemed to be in default of said Note, and the parties are actively negotiating a work-out. On March 24, 2023, the Company and Leonite Capital LLC executed an Amendment by which the outstanding balance was increased by $7,500.00, the fixed Conversion Price was reset to $0.03.

On December 31, 2023 the company secured Convertible Promissory Notes for a total amount $494,987.58 issued to Phillip Sands, Michael Zinc, Midfett Parker, Thomas Rand, Laura Fritts, First Funding, SC & H, Doty Scott Enterprise, Practice LLP, Insight Accounting, Leonite Capital, Rent Coetzee, Global One, and M S Madhava Rao.

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

Note 10 - Related Party

Mr. Garfield Antonio is the owner of Red Hills Capital Advisors LLC, a party to the September 20, 2021, merger agreement, which was Rescinded on June 28, 2022.

The company’s short-term loan with NextBank International of $1,000,000 listed on Note 7 is secured by the then CEO of the company, Mr. Garfield Antonio as a personal guarantor and the company has borrowed the full amount.

Mr. Richard Balles Director of the company is also holding a position as the Vice President in NextBank International.

Note 11 – Subsequent Events

As of December 31th, 2023, the Company issued $494,987.58 worth of promissory notes to the following individuals and business: Phillip Sands, Michael Zinc, Midfett Parker, Thomas Rand, Laura Fritts, First Funding, SC & H, Doty Scott Enterprise, Practice LLP, Insight Accounting, Leonite Capital, Rent Coetzee, Global One, and M S Madhava Rao.

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

The Company has evaluated subsequent events through December 31, 2023, the date on which these financial statements were issued.

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

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Name	Age	Position
Richard Balles	54	Director, President, CEO
Robert Fiallo	56	Director (Resigned June 13th, 2024)
Lara Fritts	51	Director (resigned February 13th, 2023)
Michael Zink	40	Director (resigned February 13th, 2023)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. Not applicable as this is a non-audited financial statement.

Audit-Related Fees. There was no Audit-related services.

Tax Fees. There was no tax filed therefore there is no Tax fees.

All Other Fees. There was no other fees.

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

COMMUNITY REDEVELOPMENT INC.

Dated: March 19, 2025	By:	/s/ Phillip Sands
Phillip Sands
Chief Executive Officer

