Form 10-K
period 2024-12-31
Community Redevelopment Inc.
filed 2025-03-19
CIK 1084551

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on Dec 31, 2024, as reported on the OTC Markets Group, Inc., was $34,000.

As of Dec 31 2024, there were 341,068,840 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

In Q4 of 2024, the Company changed its core business structure from solely multi-family housing to include different business verticals while changing its corporate place of domicile by incorporating in the State of Colorado. The company Community Redevelopment Inc., will now operate as a business holding company and will target strategic businesses and targeted companies for incremental business growth in targeted verticals, such technical, accounting, small business financing, healthcare and business real estate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

ITEM 2. PROPERTIES

We currently maintain our executive offices in Denver, Colorado. This office belongs to the CEO Phillip Sands and there is no charge for use to the Company.

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

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Legacy Stock Transfer, 16801 Addison Rd Ste#247, Addison, TX 75001. On December 31st, 2024, the shareholders' list of our shares of common stock showed 153 registered holders of our shares of common stock and 341,068,840 shares of common stock issued and outstanding.

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

In Q4 of 2024, the Company changed its core business structure from solely multi-family housing to include different business verticals while changing its corporate place of domicile by incorporating in the State of Colorado. The company Community Redevelopment Inc., will now operate as a business holding company and will target strategic businesses and targeted companies for incremental business growth in targeted verticals, such technical, accounting, small business financing, healthcare and business real estate.

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

The Company is not a “shell company,” since its filing of its Form 10 with the SEC on March 01, 2025, and has formal operations, emplaced Board, an Audit Committee and actively pursuing several current projects, despite having no cash on hand since the change in control on December 2nd 2024. As of March 1, 2025, the Company had $6,500 in cash. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

Stockholders’ Equity

Since its inception on August 16, 2010, the Company has accumulated deficit of $60,097,918 as of twelve months ended December 31, 2024.

The aggregated loss is related to the capital invested in advances real estate membership interest, which has future positive cash flow after completion and stabilization. See note 5.

Corporate losses starting by inception of company as outlined in note 5 were accumulated by previous management prior to new management taken over CRDV in December of 2024.

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

Preferred shares

Preferred Class A: 10,000,000 (1:70 / 1 preferred shares = 70 common shares). This will have similar voting rights 1:70. Non-dilutable shares //

Preferred Class B: 1,000,000 (1:300 / 1 preferred shares = 300 common shares). This will not have any voting rights and non-dilutable shares //

Preferred Class C: 10,000,000 (1:30 / 1 preferred shares = 30 common shares).

Commitments and Contingencies

In the fiscal year 2024, the Company did not execute any types of Convertible Promissory Note, Securities Purchase Agreement, and short term loans.

The Company still maintains all types of Convertible Promissory Note, Securities Purchase Agreement, and short term loans from fiscal years 2021, 2022 and 2023.

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

Results of Operations

For the Twelve Months Ended December 31, 2024

Revenues

The Company has not earned any revenue for the twelve months ended in December 31, 2024.

Operating Expenses

For the twelve months ended December 31, 2024, we had $958,431.

Net Operating loss

For the twelve months ended December 31, 2024, we had $958,431, for the reasons explained above.

Other Income (Expense)

There was no income for the twelve months ended December 31, 2024.

Total Loss

Total loss was $958,431the twelve months ended December 31, 2024. This unrealized loss on investments, which is the dollar value of the common shares to be issued for to Phillip Sands, Michael Zinc, Midfett Parker, Thomas Rand, Laura Fritts, First Funding, SC & H, Doty Scott Enterprise, Practice LLP, Insight Accounting, Leonite Capital, Rent Coetzee, Global One, and M S Madhava Rao.

Liquidity and Capital Resources

Overview

The Company’s cash and cash equivalents balance was $-64.00 as of December 31, 2024.

Net cash provided in the Company’s operating activities during the twelve months ended December 31, 2024, was $-64.00.

Since its inception on August 16, 2010, the Company had a cumulative deficit of $60,097,918 and we have a working capital deficit of $49,900,253.58 as of December 31, 2022. Our future growth is dependent upon achieving further purchase orders and execution, management of operating expenses and the ability of the Company to obtain the necessary financing to fund future obligations, and upon profitable operations.

Historically, we have financed our cash flow and operations from contributions of our majority shareholder and by raising equity and convertible loans.

The new management in the new fiscal year 2025 is committed to reduce or eliminate the cumulative deficit of $60,097,918 and we have a working capital deficit of $49,900,253.58 by converting to a special class of preferred shares

As of December 30, 2024, our cash balance was $-64 we believe we will require a minimum of $10,000,000 in working capital over the next 12 months to grow the company as currently planned, covering our operating costs and maintaining our regulatory reporting and filings. Should our revenues not materialize as expected, or if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses; we may need funds in excess of that currently planned.

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

Lease

The Company has not entered in to any short term or long term leases as of December 31, 2024.

Revenue Recognition

The Company did not recognize any revenue as of December 31, 2024.

Income Taxes

The Company did not file any taxes as of December 31, 2024.

Stock-based Compensation

Stock-based compensation cost to employees is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award). Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The company has no stock-based compensation plan established as December 31, 2024.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index:

Audit Report

Community Redevelopment Inc.

Consolidated Balance Sheets

Unaudited

	For the year ended December 31,
	2024	2023

Assets
Current Assets:
Cash	$–	$118,245
Restricted Cash	–	–
Other Current Assets	–	–
Total current assets	–	118,245
Investments in Real Estate Membership Interests	7,248,577	13,181,675
Total assets	$7,248,577	$13,299,920

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$453,419	$237,549
Accrued expenses	300,000	241,926
Interest Payable	70,000	158,385
Notes Payable	180,000	672,600
Convertible Notes Payable, net of discount	555,556	563,056
Derivatives on Convertible Note	311,070	747,070
Advance from customers	–	29,276
Short Term Loan	828,965	879,549
Mortgages on property, current	2,552,209	2,720,750
Total current liabilities	5,251,219	6,250,161

Long Term Liabilities
Mortgage on property	2,605,033	7,834,062
Total Long term liabilities	2,605,033	7,834,062
Total liabilities	7,856,252	14,084,223

Stockholders' Equity

Preferred stock: $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2024 and 2023 respectively.	–	–
Common stock: $0.001 par value; 500,000,000 shares authorized; 96,460,876 shares issued and outstanding at December 31, 2024 and 86,038,098 shares issued and outstanding at December 31, 2023	96,460	86,038
Additional paid in capital	59,648,395	59,887,663
Shares Committed to be issued	–	40,000
Accumulated deficit	(60,352,530)	(60,798,004)
Total shareholders' equity (Deficit)	(607,675)	(784,303)
Total liabilities and Stockholders' Equity (Deficit)	$7,248,577	$13,299,920

See Accompanying Notes to Consolidated Financial Statements.

Community Redevelopment Inc.

Income Statement

Unaudited

	For the Fiscal Year Ended December 31,
	2024	2023

Revenue	$–	$6,950

Cost of Services	–	(5,950)

Gross Profit	–	1,000

Operating expenses:
General and Administrative	350,000	603,437
Total Operating Expenses	350,000	603,437

Loss from Operations	(350,000)	(602,437)

Other income (expense):
Interest expense	(100,000)	(115,201)
Other income	–	17,551
Change in the fair value of derivative	195,388	–
Total other income (Expense)	(95,388)	(97,650)

Net Loss	(254,612)	$(700,087)

Net (loss) per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.009)

Weighted average shares outstanding, basic and diluted		76,877,471

See Accompanying Notes to Consolidated Financial Statements.

Community Redevelopment Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

Unaudited

	Preferred Stock		Common Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares Committed	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, December 31, 2021	1,000,000	$1,000	44,077,038	$44,077	–	$–	$66,633,268	$(49,276,680)	$17,401,665

Shares issued for services	–	–	11,314,262	11,314	–	–	1,211,911	–	1,223,225
Shares issued for conversion of Loan	–	–	1,420,700	1,421	–	–	71,594	–	73,015
Shares issued for membership interest in real estate	–	–	34,328,321	34,328	–	–	2,025,372	–	2,059,701
Shares Cancelled	(1,000,000)	(1,000)	(17,750,000)	(17,750)	–	–	(10,293,750)	–	(10,312,500)
Shares Committed to issue	–	–	–	–	250,000	10,000	–	–	10,000
Net Loss	–	–	–	–	–	–	–	(10,821,237)	(10,821,237)

Balance, December 31, 2022	–	$–	73,390,321	$73,390	250,000	$10,000	$59,648,395	$(60,097,917)	$(366,132)

Shares issued for conversion of Loan	–	–	5,097,777	5,098	–	–	94,318	–	99,416
Shares issued for services	–	–	7,550,000	7,550	–	–	144,950	–	152,500
Shares committed to be issued	–	–	–	–	600,000	30,000	–	–	30,000
Net Loss	–	–	–	–	–	–	–	(700,087)	(700,087)

Balance, December 31, 2023	–	$–	86,038,098	$86,038	850,000	$40,000	$59,887,663	$(60,798,003)	$(784,303)

Shares issued for services			10,422,778	10,421			(239,268)	700,085	431,240
Shares committed to be issued					(850,000)	(40,000)
Net Loss								(254,612)	(254,612)

Balance, December 31, 2024	–	$–	96,460,876	96,460	–	$–	$59,648,395	$(60,352,530)	$(607,675)

See Accompanying Notes to Consolidated Financial Statements.

Community Redevelopment Inc.

Consolidated Statements of Cash Flows

Unaudited

	For the Year Ended December 31,
	2024	2023
Cash flow from Operating Activities
Net loss	$(254,612)	$(700,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	–	–
Shares issued for services	217,746	152,500
Shares issued for conversion of loan	–	–
Shares issued for membership interest in real estate	–	–
Gain (loss) on derivative liabilities	–	–
Change In:
Increase (decrease) in Prepaid Expenses	243,013	(74,965)
Increase in Accounts payable	363,740	147,870
Increase in Interest payable	9,504	105,389
Increase in Advances	–	29,276
Increase in Note payable	–	25,000
Increase in Accrued expenses	231,398	183,933
Net cash provided (used) in operating activities	101,729	(131,083)

Cash flow from Investing Activities
Increase in investment in capital work in progress	–	(350,000)
Net cash used in investing activities	–	(350,000)

Cash flow from Financing Activities
Proceeds from shares committed	–	30,000
Proceeds from notes payable	–	450,000
Proceeds from loan from shareholders	–	17,600
Net cash provided in financing activities	–	497,600

Net increase (decrease) in cash and cash equivalents	101,729	16,517

Cash and Cash Equivalents at beginning of period	118,245	101,728

Cash and Cash Equivalents at end of period	$–	$118,245

Supplemental disclosure of cash flow information:
Cash paid for interest	$127,638	$–
Cash paid for taxes	$–	$–

Supplemental disclosure of cash and non-cash financing activities
Share cancelled in the reversal of Investments in Real Estate Membership Interest in exchange of Stock	$220,000,000	$–
Shares issued for services	$–	$152,500
Shares issued to settle notes payable	$73,015	$–
Shares issued for conversion of loan	$–	$50,000

See Accompanying Notes to Consolidated Financial Statements.

Community Redevelopment Inc.

Notes to Consolidated Financial Statements

December 31, 2024

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

On December 31, 2024, the Company changed its core business structure from solely multi-family housing to include different business verticals while changing its corporate place of domicile by incorporating in the State of Colorado. The company Community Redevelopment Inc., will now operate as a business holding company and will target strategic businesses and targeted companies for incremental business growth in targeted verticals, such technical, accounting, small business financing, healthcare and business real estate.

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

Note 2- Going Concern

The accompanying audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated loss of $700,086 as of December 31, 2024. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

December 31, 2024	Total	Level 1	Level 2	Level 3

Derivative liabilities	$747,070	$–	$–	$747,070

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

	For the Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(254,612)	$(700,086)
Denominator:
Weighted average common shares outstanding—basic	96,460,876	76,877,471
Dilutive common stock equivalents
Weighted average common shares outstanding—diluted	96,460,876	76,877,471
Net loss per share:
Basic	$(0.009)	$(0.009)
Diluted	$(0.009)	$(0.009)

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

Note 4 – Authorized Shares

The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Preferred Class A: 10,000,000 (1:70 / 1preferred shares = 70 common shares). This will have similar voting rights 1:70. Non-dilutable shares //

Preferred Class B: 1,000,000 (1:300 / 1preferred shares = 300 common shares). This will not have any voting rights and non-dilutable shares //

Preferred Class C: 10,000,000 (1:30 / 1preferred shares = 30 common shares).

Note 5 - Investments in Real Estate Joint Ventures

In the fiscal year ending December 31, 2024, the Company has not acquired any new investments.

See note 8 under Stock Equity and refer to last paragraph on page related to Real Estate Joint Ventures and Red Hills Capital Advisors, LLC.

We have recorded the 2022 acquisitions as follows:

December 31, 2022
Restricted Cash	$160,503
Prepaids	6,000
Land	4,514,000
Building	1,611,000
Deferred financing costs, net	278,168
Total acquisition cost	6,569,671
Accrued expenses	(8,602)
Outstanding balance on assumed mortgages	(5,598,250)
Total carrying amounts recorded	$962,819

The company continues to review and may adjust the purchase price allocations during the one-year window.

Note 6 - Notes Payable

Convertible notes payable, consist of the following at December 31, 2024:

	2024	2023
Note payable to an unrelated party, matured April 08, 2022, with interest at 10%, convertible into common shares of the Company	$277,778	$277,778
Note payable to an unrelated party, matured September 20, 2022, with interest at 10%, convertible into common shares of the Company	277,778	277,778
Less discount	–	–
Total	$555,556	$555,556

On December 31, 2024 the company secured Convertible Promissory Notes for a total amount $$958,431issued to Phillip Sands, Michael Zinc, Midfett Parker, Thomas Rand, Laura Fritts, First Funding, SC & H, Doty Scott Enterprise, Practice LLP, Insight Accounting, Leonite Capital, Rent Coetzee, Global One, and M S Madhava Rao.

Note 7: Short Term Loan

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

On December 31, 2024 the company secured Convertible Promissory Notes for a total amount $1,453,418.58 issued to Phillip Sands, Michael Zinc, Midfett Parker, Thomas Rand, Laura Fritts, First Funding, SC & H, Doty Scott Enterprise, Practice LLP, Insight Accounting, Leonite Capital, Rent Coetzee, Global One, and M S Madhava Rao

We will require additional financing to implement our business plan, which may include joint venture projects and debt or equity financings. The nature of this enterprise and constraint of positive cash flow places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable profits and losses can be demonstrated. Therefore, any debt financing of our activities may be costly and result in substantial dilution to our stockholders.

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

Note 11 – Subsequent Events

On December 6th, 2024, the Company issued $958,431worth of promissory notes to the following individuals and business: Phillip Sands, Michael Zinc, Midfett Parker, Thomas Rand, Laura Fritts, First Funding, SC & H, Doty Scott Enterprise, Practice LLP, Insight Accounting, Leonite Capital, Rent Coetzee, Global One, and M S Madhava Rao

On December 2nd, 2024, the Company appointed Phil Sands as the interim CEO by the Board of Directors and Former CEO Richard Balles.

On December 2nd, 2024, the company announced the resignation of Richard Balles as CEO and Board of Directors.

The Company has evaluated subsequent events through December 31, 2024, the date on which these financial statements were issued.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2024, our Company’s internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Name	Age	Position
Phillip Sands	64	Director, President, CEO (Assigned December 2nd, 2024)
Richard Balles	54	Director, President, CEO (Resigned December 2nd , 2024)
Robert Fiallo	56	Director (Resigned June 13th, 2024)
Lara Fritts	51	Director (resigned February 13th, 2023)
Michael Zink	40	Director (resigned February 13th, 2023)

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

